Form 10-Q
period 2003-03-01
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON IP INC; 510152 N B LTD; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; ICON HEALTH & FITNESS INC
filed 2003-04-14
CIK 785312, 1174469, 1174470, 1182076, 1101202, 1101200, 1101201, 934798

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 (Mark One)
[*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE
       ACT OF 1934 for the quarterly period ended March 1, 2003

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE
         ACT OF 1934 for the transition period from ________to_____

                       Commission file number: 333-93711


                        ICON Health & Fitness, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                   87-0531206
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)                          No.)


                      1500 South 1000 West, Logan, Utah 84321
              (Address and zip code of principal executive offices)

                                435 750-5000
             (Registrant's telephone number, including area code)

                              Not Applicable
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  ICON Health & Fitness, Inc. 1,000 shares.

                       ICON Health & Fitness, Inc.

                                 INDEX

                                                               Page No.
                                                               --------

PART I -    FINANCIAL INFORMATION                                   3

Item 1.     Financial Statements                                  3-6

            Condensed Consolidated Balance
            Sheets (unaudited) as of March 1, 2003
            and May 31, 2002                                        3

            Condensed Consolidated Statements of
            Operations (unaudited) for the three months
            ended March 1, 2003 and March 2, 2002                   4

            Condensed Consolidated Statements of
            Operations (unaudited) for the nine months
            ended March 1, 2003 and March 2, 2002                   5

            Condensed Consolidated Statements
            of Cash Flows (unaudited) for the nine months
            ended March 1, 2003 and March 2, 2002                   6

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                     7-15

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          16-23

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                      23

Item 4.     Controls and Procedures                                24


PART II -   OTHER INFORMATION                                      24

Item 1.     Legal Proceedings                                      24

Item 2.     Changes in Securities                                  24

Item 3.     Defaults Upon Senior Securities                        24

Item 4.     Submission of Matters to a Vote of
            Securities Holders                                     25

Item 5.     Other Information                                      25

Item 6.     Exhibits and Reports on Form 8-K                       25

Signatures                                                         25

Certifications                                                  26-28

Exhibit Index                                                      29

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

                                          March 1, 2003    May 31, 2002
                                          -------------    ------------
Assets
Current assets
  Cash                                      $  4,508        $  4,773
  Accounts receivable, net                   277,459         153,178
  Inventories:
    Raw materials                             62,906          60,136
    Finished goods                            87,589          73,617
                                            --------        --------
  Total inventories                          150,495         133,753
  Deferred income taxes                        5,942           4,807
  Other current assets                         9,562          18,675
                                            --------        --------
Total current assets                         447,966         315,186

Property and equipment                       107,074          95,950
Less accumulated depreciation                (58,449)        (50,965)
                                            --------        --------
Property and equipment, net                   48,625          44,985
Intangible assets, net                        30,191          30,201
Deferred income taxes                         10,189          12,084
Other assets, net                             13,113          20,768
                                            --------        --------
Total assets                                $550,084        $423,224
                                            ========        ========
Liabilities and Stockholder's Equity
Current liabilities
  Current portion of long-term debt         $  5,000        $  5,044
  Accounts payable                           138,112         113,927
  Accrued expenses                            37,355          23,751
  Income taxes payable                        10,727           5,421
  Interest payable                             3,246           3,045
                                            --------        --------
Total current liabilities                    194,440         151,188
Long-term debt                               301,489         250,893
Other liabilities                              7,170           4,934
                                            --------        --------
  Total liabilities                          503,099         407,015
                                            --------        --------

Stockholder's Equity
  Common stock and additional
    paid-in capital                          204,155         204,155
  Receivable from parent                      (2,200)         (2,200)
  Accumulated deficit                       (153,357)       (183,941)
  Accumulated other comprehensive loss        (1,613)         (1,805)
                                            --------        --------
Total stockholder's equity                    46,985          16,209
                                            --------        --------
Total liabilities and
  stockholder's equity                      $550,084        $423,224
                                            ========        ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                          For the Three Months Ended
                                      March 1, 2003       March 2, 2002
                                      -------------       -------------
Net sales                               $343,983            $295,976
Cost of sales                            237,849             210,419
                                        --------            --------
Gross profit                             106,134              85,557
                                        --------            --------
Operating expenses:
  Selling                                 43,064              29,532
  Research and development                 3,210               2,502
  General and administrative              22,284              19,769
                                        --------            --------
Total operating expenses                  68,558              51,803
                                        --------            --------

Income from operations                    37,576              33,754

Interest expense                           6,340               5,977
Amortization of deferred financing fees      184                 900
                                        --------            --------
Income before income taxes                31,052              26,877
Provision for income taxes                10,728               1,372
                                        --------            --------
Net income                                20,324              25,505
Other comprehensive income (loss),
  comprised of foreign currency
  translation adjustment, net of
  income tax provision of $375 in 2003
  and net of income tax benefit of
  $353 in 2002.                              611                (575)
                                        --------            --------
Comprehensive income                     $20,935             $24,930
                                        ========            ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                         For the Nine Months Ended
                                    March 1, 2003         March 2, 2002
                                    -------------         -------------
Net sales                             $806,937              $694,770
Cost of sales                          575,393               506,361
                                      --------              --------
Gross profit                           231,544               188,409
                                      --------              --------
Operating expenses:
  Selling                               96,166                73,372
  Research and development               8,419                 7,884
  General and administrative            58,625                50,957
                                      --------              --------
Total operating expenses               163,210               132,213
                                      --------              --------

Income from operations                  68,334                56,196

Interest expense                        19,266                19,707
Amortization of deferred
  financing fees                           670                 2,652
                                      --------              --------
Income before income taxes              48,398                33,837
Provision for income taxes              17,814                 4,784
                                      --------              --------
Net income                              30,584                29,053
Other comprehensive loss,
  comprised of foreign currency
  translation adjustment, net of
  income tax benefit of $99 in
  2003 and $377 in 2002.                  (194)                 (615)
                                      --------              --------
Comprehensive income                  $ 30,390              $ 28,438
                                      ========              ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                           For the Nine Months Ended
                                       March 1, 2003      March 2, 2002
                                       -------------      -------------
OPERATING ACTIVITIES:
Net income                               $ 30,584           $ 29,053
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Provision (benefit) for deferred taxes    1,246            (11,697)
  Amortization of gain on extinguishment
    of debt                                     -               (975)
  Amortization of deferred financing fees     670              2,652
  Amortization of discount on 11.25%
    Notes                                      59                  -
  Depreciation                              9,742             10,013
  Amortization                              3,425              3,658
Changes in operating assets and
 liabilities, net of acquisition:
  Accounts receivable                    (124,281)           (38,596)
  Inventories                             (16,742)            24,075
  Income taxes receivable/payable           5,306             12,630
  Other assets, net                        17,862             (9,757)
  Accounts payable and accrued expenses    38,852              5,444
  Interest payable                            201                 61
                                         --------           --------
Net cash provided by (used in)
  operating activities                    (33,076)            26,561
                                         --------           --------

INVESTING ACTIVITIES:
Purchase of property and equipment        (13,382)            (8,921)
Purchase of intangible assets              (3,415)            (4,337)
Increase in other assets                      (53)              (663)
Acquisitions, net of cash                       -               (306)
                                         --------           --------
Net cash used in investing activities     (16,850)           (14,227)
                                         --------           --------
FINANCING ACTIVITIES:
Proceeds from old credit facility, net
  of payments                                   -              4,855
Proceed from new credit facility, net
  of payments                              54,270                  -
Payments on term notes                     (3,750)            (5,177)
Payments on other long-term debt              (27)            (2,414)
Payment of fees-debt                         (539)              (503)
                                         --------           --------
Net cash provided by (used in)
  financing activities                     49,954             (3,239)
                                         --------           --------

Effect of exchange rates on cash             (293)              (992)
                                         --------           --------
Net increase (decrease) in cash              (265)             8,103
Cash, beginning of period                   4,773              3,324
                                         --------           --------
Cash, end of period                        $4,508            $11,427
                                         ========           ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note A - Basis of Presentation

     This report covers ICON Health & Fitness, Inc. and its subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months and nine months ended March 1, 2003 and March 2, 2002, respectively. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2002 included in the Company's registration statement on Form S-4 as filed with the Securities and Exchange Commission on October 4, 2002 and quarterly reports on Form 10-Q for the quarterly periods ended November 30, 2002 and August 31, 2002. Interim results including comparative balance sheets are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

     The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's registration statement on Form S-4 as filed with the Securities and Exchange Commission on October 4, 2002 are those that depend most heavily on these judgments and estimates. As of March 1, 2003, there have been no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

Note B - Accounting Changes

     In November of 2001, the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-09"), effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-09 in fiscal 2003. Net sales for the three and nine months ended March 2, 2002 are shown as if EITF 01-09 was adopted for those periods. Further detail can be found in footnote 5 under the heading "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued by the Financial Accounting Standards Board in June 2001. The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and the Company was required to adopt it for the fiscal year ended May 31, 2003. Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of twenty years. Upon adoption of SFAS 142, the Company ceased amortization of goodwill (which totaled $6.3 million, net, at June 1, 2002) thereby eliminating approximately $100,000 and $296,000, respectively, in amortization expense for the three month and nine month period ended March 1, 2003 compared to the same periods in fiscal 2002.

     SFAS 142 requires that companies perform evaluations of potential impairment of goodwill upon adoption and at least annually. During the first quarter of fiscal 2003, the Company completed an impairment evaluation of its goodwill as of June 1, 2002. No impairment was identified.


Note C - Commitments and Contingencies

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2002 to October 1, 2003 of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $1,000,000. For occurrences prior to October 1, 2002, the policy provides coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $500,000. For occurrences prior to October 1, 2001, the policy provides coverage of up to $5.0 million per occurrence and $25.0 million in the aggregate. The policy has a deductible on each claim ranging from $100,000 to $250,000. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

     The Company is a party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of its business. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect upon its results of operations, liquidity or financial position.

     The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, liquidity or financial position.

     The Company is involved in litigation with Service Merchandise in connection with its filing for bankruptcy protection. Service Merchandise filed three (3) separate adversarial proceedings against the Company in the United States Bankruptcy Court, Middle District of Tennessee, Nashville Division, alleging preferential transfer in Adversarial Proceeding Nos. 301-0738A and 301-0770A, and Breach of Contract in Adversarial Proceeding No. 301-0586A. The bankruptcy trustee has filed suit in connection with the foregoing seeking to recapture an aggregate amount of $1.7 million in payments made to the Company as a voidable preference. The summons was issued on April 16, 2001. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, liquidity or financial position.

Note D - Guarantor/Non-Guarantor Financial Information

     The Company's subsidiaries Jumpking, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc., Free Motion Fitness, Inc. and ICON IP, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of March 1, 2003 and May 31, 2002, condensed consolidating statements of operations for the three months and nine months ended March 1, 2003 and March, 2, 2002, and condensed consolidating statements of cash flows for the nine months ended March 1, 2003 and March 2, 2002.

     2. The Company's combined Subsidiary Guarantors and combined Non-Guarantor subsidiaries with their investments in subsidiaries accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.

                             Supplemental Condensed Consolidating Balance Sheet
                                               March 1, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined     Combined
                      Health &     Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                    $  2,699      $  1,054       $   755     $       -      $  4,508
Accounts receivable,
  net                    221,143        63,457        13,374       (20,515)      277,459
Inventories, net          82,398        57,904        10,630          (437)      150,495
Deferred income taxes      5,629           222            91             -         5,942
Other current assets       1,711         4,573         3,278             -         9,562
                        --------      --------       -------     ---------      --------
Total current assets     313,580       127,210        28,128       (20,952)      447,966
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     37,240        10,112         1,273             -        48,625
Receivable from
  affiliates              98,986        22,922             -      (121,908)            -
Intangible assets, net    21,176         7,797         1,218             -        30,191
Deferred income taxes      9,444           745             -             -        10,189
Investment in
  subsidiaries            44,909             -             -       (44,909)            -
Other assets, net         13,093             -            20             -        13,113
                        --------      --------       -------     ---------      --------
Total Assets            $538,428      $168,786       $30,639     $(187,769)     $550,084
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt        $  5,000      $      -       $     -     $       -      $  5,000
Accounts payable         108,745        25,228        24,654       (20,515)      138,112
Accrued expenses          22,788        10,126         4,441             -        37,355
Income taxes payable       6,430         3,686           611             -        10,727
Interest payable           3,246             -             -             -         3,246
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            146,209        39,040        29,706       (20,515)      194,440
                        --------     ---------       -------     ---------      --------

Long-term debt           301,473            16             -             -       301,489
Other long-term
  liabilities              3,473         3,697             -             -         7,170
Payable to affiliates     22,922        78,015        20,971      (121,908)            -

Stockholder's Equity
  (Deficit):
Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from parent    (2,200)            -             -             -        (2,200)
Retained earnings
  (Accumulated deficit) (140,255)       10,858       (23,523)         (437)     (153,357)
Accumulated other
  comprehensive
  income (loss)              482           (99)       (1,996)            -        (1,613)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         64,351        48,018       (20,038)      (45,346)       46,985
                        --------     ---------       -------     ---------      --------
Total Liabilities
  and Stockholder's
  Equity                $538,428      $168,786       $30,639     $(187,769)     $550,084
                        ========      ========       =======     ==========     ========

                             Supplemental Condensed Consolidating Balance Sheet
                                                May 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                  $    327       $  1,448       $ 2,998     $       -       $  4,773
Accounts receivable,
  net                  104,553         54,071        11,249       (16,695)       153,178
Inventories, net        82,558         45,657         5,847          (309)       133,753
Deferred income taxes    4,591            214             2             -          4,807
Other current assets     8,472          8,457         1,746             -         18,675
                      --------       --------       -------     ---------       --------
Total current assets   200,501        109,847        21,842       (17,004)       315,186
                      --------       --------       -------     ---------       --------

Property and
  equipment, net        34,031         10,101           853             -         44,985
Receivable from
  affiliates            81,636         16,361             -       (97,997)             -
Intangible assets,
  net                   20,466          8,517         1,218             -         30,201
Deferred income taxes   11,402            377           305             -         12,084
Investment in
  subsidiaries          44,909              -             -       (44,909)             -
Other assets, net       20,756              -            12             -         20,768
                      --------       --------       -------     ---------       --------
Total Assets          $413,701       $145,203       $24,230     $(159,910)      $423,224
                      ========       ========       =======     ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt      $  5,000       $     44       $     -     $       -       $  5,044
Accounts payable        81,909         28,586        20,127       (16,695)       113,927
Accrued expenses        16,280          4,998         2,473             -         23,751
Income taxes payable         -          5,069           352             -          5,421
Interest payable         3,045              -             -             -          3,045
                      --------       --------       -------     ---------       --------
Total current
  liabilities          106,234         38,697        22,952       (16,695)       151,188
                      --------       --------       -------     ---------       --------

Long-term debt         247,197          3,696             -             -        250,893
Other liabilities        4,934              -             -             -          4,934
Payable to affiliates   16,361         60,784        20,852       (97,997)             -

Stockholder's Equity
  (Deficit):

Common stock and
  additional paid-in
  capital              206,324         37,259         5,481       (44,909)       204,155
Receivable from parent  (2,200)             -             -             -         (2,200)
Retained earnings
  (Accumulated deficit)
                      (165,149)         5,632       (24,115)         (309)      (183,941)
Accumulated other
 comprehensive loss          -           (865)         (940)            -         (1,805)
                      --------       --------       -------     ---------       --------
Total stockholder's
  equity (deficit)      38,975         42,026       (19,574)      (45,218)        16,209
                      --------       --------       -------     ---------       --------
Total Liabilities
  and Stockholder's
  Equity              $413,701       $145,203       $24,230     $(159,910)      $423,224
                      ========       ========       =======     ==========      ========

                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended March 1, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined     Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $238,507       $90,180       $15,296          $  -       $343,983
Cost of sales           180,461        48,599         8,860           (71)       237,849
                       --------       -------       -------          ----       --------
Gross profit             58,046        41,581         6,436            71        106,134

Total operating
  expenses               31,690        31,539         5,329             -         68,558
                       --------       -------       -------          ----       --------
Income from operations   26,356        10,042         1,107            71         37,576
Interest expense          5,916             2           422             -          6,340
Amortization of deferred
  financing fees            184             -             -             -            184
                       --------       -------       -------          ----       --------
Income before
  income taxes           20,256        10,040           685            71         31,052
Provision for
  income taxes            5,698         4,397           633             -         10,728
                       --------       -------       -------          ----       --------
Net income             $ 14,558       $ 5,643       $    52          $ 71       $ 20,324
                       ========       =======       =======          =====      ========



                        Supplemental Condensed Consolidating Statement of Operations
                                       Three Months Ended March 2, 2002
                    ---------------------------------------------------------------------
                       ICON        Combined       Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $227,039      $55,183        $13,754         $   -       $295,976
Cost of sales           165,984       35,559          9,000          (124)       210,419
                       --------      -------        -------         -----       --------

Gross profit             61,055       19,624          4,754           124         85,557

Total operating
  expenses               28,978       18,471          4,354             -         51,803
                       --------      -------        -------         -----       --------
Income from operations   32,077        1,153            400           124         33,754
Interest expense          5,555          (17)           439             -          5,977
Amortization of
  deferred financing
  fees                      900            -              -             -            900
                       --------      -------        -------         -----       --------
Income (loss)
  before taxes           25,622        1,170            (39)          124         26,877
Provision for
  income taxes              178          992            202             -          1,372
                       --------      -------        -------         -----       --------
Net income (loss)      $ 25,444      $   178        $  (241)        $ 124       $ 25,505
                       ========      =======        ========        =====       ========

                             Supplemental Condensed Consolidating Statement of Operations
                                        Nine Months Ended March 1, 2003
                    ---------------------------------------------------------------------
                       ICON        Combined       Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $553,062      $214,765       $39,110         $   -       $806,937
Cost of sales           421,282       131,088        22,895           128        575,393
                       --------      --------       -------         -----       --------
Gross profit            131,780        83,677        16,215          (128)       231,544

Total operating
  expenses               75,763        73,999        13,448             -        163,210
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        56,017         9,678         2,767          (128)        68,334
Interest expense         17,953             7         1,306             -         19,266
Amortization of
  deferred financing
  fees                      670             -             -             -            670
                       --------      --------       -------         -----       --------
Income (loss)
  before taxes           37,394         9,671         1,461          (128)        48,398
Provision for
  income taxes           12,500         4,445           869             -         17,814
                       --------      --------       -------         -----       --------
Net income (loss)      $ 24,894      $  5,226       $   592         $(128)      $ 30,584
                       ========      ========       =======         ======      ========



                         Supplemental Condensed Consolidating Statement of Operations
                                       Nine Months Ended March 2, 2002
                    ---------------------------------------------------------------------
                       ICON        Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $515,824      $146,383       $32,563         $   -       $694,770
Cost of sales           385,846        99,107        21,656          (248)       506,361
                       --------      --------       -------         -----       --------

Gross profit            129,978        47,276        10,907           248        188,409

Total operating
  expenses               71,262        50,455        10,496             -        132,213
                       --------      --------       -------         -----       --------
Income (loss) from
  operations             58,716        (3,179)          411           248         56,196
Interest expense         17,207         1,152         1,348             -         19,707
Amortization of
  deferred financing
  fees                    2,652             -             -             -          2,652
                       --------      --------       -------         -----       --------
Income (loss) before
  income taxes           38,857        (4,331)         (937)          248         33,837
Provision (benefit)
  for income taxes        5,467          (800)          117             -          4,784
                       --------      --------       -------         -----       --------
Net income (loss)      $ 33,390       $(3,531)      $(1,054)        $ 248       $ 29,053
                       ========      =========      ========        =====       ========

                        Supplemental Condensed Consolidating Statement of Cash Flows
                                       Nine Months Ended March 1, 2003
                    ---------------------------------------------------------------------
                       ICON        Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash used in operating
  activities:          $(22,295)     $ (9,875)      $  (906)       $    -       $(33,076)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (14,040)       (2,105)         (705)            -        (16,850)
                       --------      --------       -------        ------       --------
Financing activities:
  Proceeds from new
    credit facility, net 54,270             -             -             -         54,270
  Payments on term note  (3,750)            -             -             -         (3,750)
  Payments on other
    long-term debt, net       -           (27)            -             -            (27)
  Payment of fees-debt     (539)            -             -             -           (539)
  Other                 (10,789)       10,671           118             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  39,192        10,644           118             -         49,954
                       --------      --------       -------        ------       --------
Effect of exchange rate
  changes on cash          (485)          942          (750)            -           (293)
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                 2,372          (394)       (2,243)            -           (265)
Cash, beginning of period   327         1,448         2,998             -          4,773
                       --------      --------       -------        ------       --------
Cash, end of period    $  2,699      $  1,054       $   755        $    -       $  4,508
                       ========      ========       =======        ======       ========

                        Supplemental Condensed Consolidating Statement of Cash Flows
                                     Nine Months Ended March 2, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                     Health &     Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash provided by
  (used in) operating
  activities:          $ 28,105      $ (1,412)       $ (132)         $  -       $ 26,561
                       --------      --------        ------          ----       --------
Investing activities:
Net cash used in
  investing activities: (11,172)       (2,672)         (383)            -        (14,227)
                       --------      --------        ------          ----       --------
Financing activities:
  Proceeds from old
    credit facility, net  4,855             -             -             -          4,855
  Payments on old
    term notes           (5,177)            -             -             -         (5,177)
  Payments on other
    long-term debt       (2,389)          (25)            -             -         (2,414)
  Payment of fees-debt     (503)            -             -             -           (503)
  Other                  (9,382)        8,479           903             -              -
                       --------      --------        ------          ----       --------
Net cash provided by
  (used in)financing
  activities:           (12,596)        8,454           903             -         (3,239)
                       --------      --------        ------          ----       --------
Effect of exchange rate
  changes on cash             -        (1,104)          112             -           (992)
                       --------      --------        ------          ----       --------
Net increase in cash      4,337         3,266           500             -          8,103
Cash, beginning
  of period               1,036         1,192         1,096             -          3,324
                       --------      --------        ------          ----       --------
Cash, end of period    $  5,373      $  4,458        $1,596          $  -       $ 11,427
                       ========      ========        ======          ====       ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The war in Iraq, the terrorist attacks on the United States and other acts of violence have created immediate significant economic and political uncertainty. The long-term effects of the war and such other attacks on the world economy and the Company's business are unknown, but could be material. Further terrorists acts or acts of war, whether in the United States or abroad, including the war in Iraq, could cause damage or disruption to the Company, its suppliers, strategic partners or customers, or could create political or economic instability, any of which could have a material adverse effect on the Company's business.


Three Months Ended March 1, 2003 Compared to Three Months Ended March 2, 2002
-----------------------------------------------------------------------------

     Net sales for the third quarter of fiscal 2003 increased $48.0 million, or 16.2%, to $344.0 million from $296.0 million in the comparable period in 2002. Sales increased primarily due to increased customer demand. Sales of the Company's cardiovascular and other equipment in the third quarter of fiscal 2003 increased $13.0 million, or 4.8%, to $283.4 million. Sales of the Company's strength training equipment in the third quarter of fiscal 2003 increased $19.5 million, or 47.4%, to $60.6 million.

     Gross profit in the third quarter of fiscal 2003 was $106.1 million, or 30.8% of net sales, compared to $85.6 million, or 28.9% of net sales, in the third quarter of fiscal 2002. This 23.9% increase was largely due to increased direct consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $13.6 million, or 46.1%, to $43.1 million in the third quarter of fiscal 2003. This increase reflected increased bad debt expense associated with the pre-bankruptcy receivables of Kmart of $5.4 million and increased direct consumer advertising and commissions. Expressed as a percentage of net sales, selling expenses were 12.5% in the third quarter of fiscal 2003 and 10.0% in the third quarter of fiscal 2002. Absent the Kmart bad debt expense, selling expenses were 11.0% in the third quarter of fiscal 2003.

     Research and development expenses increased $0.7 million, or 28%, to $3.2 million in the third quarter of fiscal 2003. Expressed as a percentage of net sales, research and development expenses were 0.9% in the third quarter of fiscal 2003 and 0.8% in the third quarter of fiscal 2002.

     General and administrative expenses increased $2.5 million, or 12.6%, to $22.3 million in the third quarter of fiscal 2003. This increase is a factor of normal salary increases, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. Rent and lease expense also contributed to the increase. Expressed as a percentage of net sales, general and administrative expenses were 6.5% in the third quarter of fiscal 2003 and 6.7% in the third quarter of fiscal 2002.

     As a result of the foregoing factors, operating income increased $3.8 million, or 11.2%, to $37.6 million in the third quarter of fiscal 2003. Expressed as a percentage of net sales, operating income was 10.9% in the third quarter of fiscal 2003 compared with 11.4% in the third quarter of fiscal 2002.

     As a result of the foregoing factors, earnings before interest, taxes, depreciation and amortization ("EBITDA") was $42.5 million, or 12.4% of net sales, in the third quarter of fiscal 2003, compared to $38.7 million, or 13.1% of net sales, in the third quarter of fiscal 2002. A detailed computation of EBITDA can be found in footnote 6 under the heading "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest expense including amortization of deferred financing fees decreased $0.4 million, or 5.8%, to $6.5 million for the third quarter of fiscal 2003. This decrease reflects lower interest rates during the 2003 period. In addition, deferred financing fees decreased as a result of the April 2002 debt refinancing. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 1.9% in the third quarter of fiscal 2003 and 2.3% in the third quarter of fiscal 2002.

     The provision for income taxes was $10.7 million for the third quarter of fiscal 2003, compared to a provision of $1.4 million in the third quarter of fiscal 2002. Income tax expense, as a percentage of pre-tax income, was 34.4% in the third quarter of fiscal 2003, compared to 5.2% in the third quarter of fiscal 2002. The lower effective tax rate in the third quarter of fiscal 2002 resulted from adjustments pursuant to an Internal Revenue Service audit where previously deducted expenses were capitalized and are being amortized over a fifteen year period. These adjustments created a deferred tax asset of approximately $11.5 million which resulted in an income tax benefit.

     As a result of the foregoing factors, net income was $20.3 million for the third quarter of fiscal 2003, compared to net income in the third quarter of fiscal 2002 of $25.5 million, a decrease of 20.4% over the same period last year.


Nine Months Ended March 1, 2003 Compared to Nine Months Ended March 2, 2002
---------------------------------------------------------------------------

     During the first nine months of fiscal 2003, net sales increased $112.1 million, or 16.1%, to $806.9 million from $694.8 million in the first nine months of fiscal 2002. Sales increased primarily due to customer demand. Sales of the Company's cardiovascular and other equipment in the first nine months of fiscal 2003 increased $69.2 million, or 11.4%, to $676.4 million. Sales of the Company's strength training equipment in the first nine months of fiscal 2003 increased $22.7 million, or 21.1%, to $130.5 million.

     Gross profit for the first nine months of fiscal 2003 was $231.5 million, or 28.7% of net sales, compared to $188.4 million, or 27.1% of net sales, for the first nine months of fiscal 2002. This 22.9% increase was largely due to increased direct consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $22.8 million, or 31.1%, to $96.2 million in the first nine months of fiscal 2003. This increase reflected increased bad debt expense related to pre-bankruptcy receivables of Kmart of $9.1 million. Increased direct consumer advertising and commissions also contributed to the increase. Expressed as a percentage of net sales, selling expenses were 11.9% in the first nine months of fiscal 2003 and 10.6% in the first nine months of fiscal 2002. Absent the Kmart bad debt expense, selling expenses were 10.8% in the first nine months of fiscal 2003.

     Research and development expenses increased $0.5 million, or 6.3%, to $8.4 million in the first nine months of fiscal 2003. Expressed as a percentage of net sales, research and development expenses were 1.0% in the first nine months of fiscal 2003 and 1.1% in the first nine months of fiscal 2002.

     General and administrative expenses increased $7.6 million, or 14.9%, to $58.6 million in the first nine months of fiscal 2003. This increase is a factor of normal salary increases, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. Rent and lease expenses also contributed to the increase. Expressed as a percentage of net sales, general and administrative expenses were 7.3% in the first nine months of fiscal 2003 and fiscal 2002.

     As a result of the foregoing factors, operating income increased $12.1 million, or 21.5%, to $68.3 million in the first nine months of fiscal 2003. Expressed as a percentage of net sales, operating income was 8.5% in the first nine months of fiscal 2003 compared with 8.1% in the first nine months of fiscal 2002.

     As a result of the foregoing factors, EBITDA was $81.5 million compared to $69.9 million, or 10.1% of net sales, in the first nine months of fiscal 2003 and fiscal 2002. A detailed computation of EBITDA can be found in footnote 6 under the heading "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest expense including amortization of deferred financing fees decreased $2.4 million, or 10.8%, to $19.9 million in the first nine months of fiscal 2003. This decrease reflects lower interest rates during the 2003 period. In addition, deferred financing fees decreased as a result of the April 2002 debt refinancing. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.5% in the first nine months of fiscal 2003 and 3.2% in the first nine months of fiscal 2002.

     The provision for income taxes was $17.8 million for the first nine months of fiscal 2003, compared to a provision of $4.8 million for the first nine months of fiscal 2002. Income tax expense, as a percentage of pre-tax income, for the nine month period ended March 1, 2003, was 36.8%, compared to 14.2% in the nine month period ended March 2, 2002. The lower effective tax rate in the nine month period ended March 2, 2002 resulted from adjustments from an Internal Revenue Service audit where previously deducted expenses were capitalized and are being amortized over a fifteen year period. These adjustments created a deferred tax asset of approximately $11.5 million which resulted in an income tax benefit.

     As a result of the foregoing factors, net income was $30.6 million for the first nine months of fiscal 2003, compared to net income in the first nine months of fiscal 2002 of $29.1 million, an increase of 5.2% over the same period last year.

Seasonality

     The Company sells a majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically occur in the Christmas retail season and the beginning of a new calendar year because of increased promotions by the Company's retail customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to periodic fluctuations.

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2003, 2002 and 2001:

                                  First          Second        Third         Fourth
                                 Quarter(1)     Quarter(2)    Quarter(3)    Quarter(4)
                                 ----------     ----------    ----------    ----------
                                              (dollars in millions)
Net Sales (5)
2003                             $170.2         $292.7        $344.0        $    -
2002                              134.2          264.6         296.0         176.6
2001                              125.9          267.6         247.6         155.9

Net Income (Loss)
2003                               (3.4)          13.7          20.3             -
2002                               (7.5)          11.1          25.5          (9.7)
2001                               (8.2)          11.7          10.8          (1.0)

The following is a reconciliation of net income (loss) as reflected in the condensed consolidated statement of operations to EBITDA (6):

EBITDA
2003
Net Income (loss)                  (3.4)          13.7          20.3             -
Add back:
  Depreciation and Amortization     4.2            4.0           5.0             -
  Provision (Benefit)
    for income tax                 (1.2)           8.3          10.7             -
  Interest expense                  6.4            6.5           6.3             -
  Amortization of deferred
    financing fees                  0.3            0.2           0.2             -
                                   ----           ----          ----          ----
EBITDA                              6.3           32.7          42.5             -
                                   ====           ====          ====          ====

2002
Net income (loss)                  (7.5)          11.1          25.5          (9.7)
Add back:
  Depreciation and Amortization     4.5            4.3           4.9           5.5
  Provision (Benefit)for
    income tax                     (4.8)           8.2           1.4          (1.6)
  Interest expense                  6.8            6.8           6.0           6.6
  Amortization of deferred
    financing fees                  0.9            0.9           0.9           0.4
  Loss on extinguishments
    of debt                           -              -             -           4.6
                                   ----           ----          ----          ----
EBITDA                             (0.1)          31.3          38.7           5.8
                                   =====          ====          ====          ====

2001
Net income (loss)                  (8.2)          11.7          10.8          (1.0)
Add back:
  Depreciation and Amortization     4.0            4.0           4.3           5.1
  Provision (Benefit)
    for income tax                 (3.2)           8.0           7.0          (8.4)
  Interest expense                  8.2            9.7           9.3           7.6
  Amortization of deferred
    financing fees                  0.8            0.8           0.8           0.8
                                    ---           ----          ----           ---
EBITDA                              1.6           34.2          32.2           4.1
                                    ===           ====          ====           ===
-----------

(1) The Company's first quarter ended August 31, September 1, and September 2 for fiscal years 2003, 2002 and 2001, respectively.

(2) The Company's second quarter ended November 30, December 1, and December 2 for fiscal years 2003, 2002 and 2001, respectively.

(3) The Company's third quarter ended March 1, March 2, and March 3 for fiscal years 2003, 2002 and 2001, respectively.

(4) The Company's fourth quarter ended May 31 for the fiscal years 2002 and 2001, respectively.

(5) In November of 2001, the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-09 in fiscal 2003. Net sales are shown as if EITF 01-09 were adopted for all periods presented. Net sales without the adjustment for EITF 01-09 were as follows:


                         First          Second       Third          Fourth
                        Quarter(1)     Quarter(2)   Quarter(3)     Quarter(4)
                        ----------     ----------   ---------      ----------
                                            (dollars in millions)

     Net Sales
       2003              $175.8         $301.5       $354.8          $    -
       2002               138.1          272.1        304.9           181.0
       2001               129.5          276.0        254.6           160.4


(6) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

Liquidity and Capital Resources

     Net cash used in operating activities was $33.1 million in the first nine months of fiscal 2003, compared to $26.6 million of cash provided by operating activities in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, major sources of funds were non-cash provisions of $13.2 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $38.9 million. The increase in accounts payable and accrued expenses is due to timing of trade payments. These changes were offset by increases in inventories of $16.7 million and accounts receivable of $124.3 million. Accounts receivable increased as a result of increased sales and the discontinuance of certain discounts taken by customers prior to May 31, 2002 on payments of receivables owed to the Company on thirty day terms, instead of the customary sixty day terms. Inventories increased as a result of anticipated future sales which are expected to be sold off in the normal course of business over the next two quarters. These changes are also due to the Company's increasing sales during the course of the first several months of the fiscal year leading up to its peak selling season, which occurs between the months of October and February. In the first nine months of fiscal 2002, major sources of funds were non-cash provisions of $13.7 million for depreciation and amortization, an increase in accounts payable and accrued expenses of $5.4 million, a decrease in income taxes receivable of $12.6 million, and a decrease in inventories of $24.1 million. These increases were offset by an increase in other assets of $9.8 million and accounts receivable of $38.6 million. Such increase in accounts receivable was due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $16.9 million in the first nine months of fiscal 2003, compared to $14.2 million in the first nine months of fiscal 2002. Investing activities in the first nine months of fiscal 2003 consisted primarily of capital expenditures of $13.4 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment and purchases of intangibles of $3.4 million. Cash used in investing activities in the first nine months of fiscal 2002 was primarily for capital expenditures of $8.9 million and purchases of intangibles of $4.3 million.

     Net cash provided by financing activities was $50.0 million in the first nine months of fiscal 2003, compared to $3.2 million of cash used in financing activities in the first nine months of fiscal 2002. Cash provided by financing activities resulted from the Company's net borrowings on its existing credit facilities offset by payments on term notes and other long-term debt.

     On January 22, 2002, Kmart, a customer for over a decade, filed for bankruptcy protection. At the time of the bankruptcy filing, the Company had $12.1 million of unsecured accounts receivable outstanding with Kmart. As of March 1, 2003, the Company had disposed of 100 percent of the pre-bankruptcy receivables. For the nine month period ending March 1, 2003, the Company had net sales to Kmart of $26.8 million, representing approximately 3.3% of total net sales for that nine month period. In the first nine months of fiscal 2002, the Company had net sales to Kmart of approximately $31.2 million, representing approximately 4.5% of total net sales for that period. Kmart has secured debtor in possession financing and continues to operate in bankruptcy. The Company resumed shipments to Kmart as of February 5, 2002 with payment terms of 30 days, reduced from 60 days.

     The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under its existing credit facilities and on the 11.25% subordinated notes due in April 2012. The Company's principal source of financing for its seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under its existing credit facilities. At March 1, 2003, the Company had $76.4 million of availability under these facilities. The Company's working capital borrowing needs are typically at its lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, working capital borrowings remain at its highest level and then are paid down to its lowest annual levels from April through August.

     In connection with the Company's debt refinancing in April 2002, the Company entered into its existing credit facility totaling $235.0 million of revolving and term loans with a syndicate of banks and financial services companies.

     Proceeds of the Company's existing credit facility were used to refinance their then existing senior credit facilities and 12% senior subordinated notes due 2005, to fund transaction fees and expenses, and to provide general working capital.

     The Company has a significant amount of indebtedness. The Company's consolidated indebtedness consists of the following (table in thousands):

                                       March 1, 2003       May 31, 2002
                                       -------------       ------------
     Revolver                              $133.6             $ 79.3
     Term Loan                               20.0               23.8
     11.25% Senior Subordinated Notes       152.9              152.8
                                           ------             ------
                                           $306.5             $255.9
                                           ======             ======

     The Company's ability to make scheduled payments of principal, or to pay the interest, or to refinance its indebtedness, including the 11.25% Notes, or to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

     Based on the Company's current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Company's existing credit facility, will be adequate to meet future liquidity needs for at least the next few years. The Company may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity.

     The Company cannot assure you that its business will generate sufficient cash flow from operations, or that future borrowings will be available under its existing credit facility in an amount sufficient to enable the Company to service its indebtedness, including the 11.25% Notes, or to fund its other liquidity needs. In addition, the Company cannot assure you that it will be able refinance any of its indebtedness, including the existing credit facility and the 11.25% Notes, on commercially reasonable terms or at all.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will require the modification of prior financial statements to reclassify any gains or losses on debt extinguishment from extraordinary to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB 123". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends disclosure requirements of Statement 123 to ensure that fair value disclosures are prominent in both annual and interim financial statements. The adoption of the provisions of SFAS 148 will not have a material effect on the Company's financial position, operations or cash flows.

     In November 2002, the FASB approved FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on its consolidated financial statements.

     FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of

FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have a material effect on the consolidated financial statements. Based on current circumstances, except for SFAS 145, the Company believes that the application of the new accounting rules described above will not have a material impact on its financial statements.


Item 3 Quantitative and Qualitative Disclosures about Market Risk

     Fluctuations in the general level of interest rates on the Company's current and future fixed and variable rate debt obligations expose it to market risk. The Company is vulnerable to significant fluctuations in interest rates on its variable rate debt and on any future repricing or refinancing of its fixed rate debt and on future debt.

     The Company uses long-term and medium-term debt as a source of capital. At March 1, 2003, the Company had approximately $152.9 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     The Company's credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease its interest expense. At March 1, 2003, the Company had approximately $153.6 million in outstanding variable rate debt.

     The Company imports certain finished products and components from Canada and Asia. All purchases from Asia have been fixed in United States dollars and, therefore, the Company is not subject to foreign currency fluctuations on such purchases, although the Company's vendors may respond to foreign currency fluctuations by seeking to raise their prices. U.S. purchases of inventory from Canada are settled in Canadian dollars and therefore the Company is subject to fluctuations in the value of the Canadian dollar, which could have an impact on the Company's operating results. In addition, European purchases of inventory from Canada and the U.S. are settled in U.S. and Canadian dollars and, therefore, are subject to fluctuations in the value of the U.S. and Canadian dollars, which also could have an impact on the Company's operating results. In connection with the importation of products and components from Canada, the Company from time to time engages in hedging transactions by entering into forward contracts for the purchase of Canadian dollars, which are designed to protect against such fluctuations. The Company's hedging transactions do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the transaction being hedged.

     As of March 1, 2003, the Company had no open forward exchange contracts to sell Canadian dollars. During the first nine months of fiscal years 2002 and 2003, the Company recognized no significant gains or losses upon settlement of foreign currency transactions denominated in Canadian dollars.

Item 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          See note C.

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        99.01. Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.02. Certification of Chief Operating Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.03. Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

         None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


ICON Health & Fitness, Inc.
(Registrant)


By  /s/ Gary E. Stevenson                        Date: April 14, 2003
   -----------------------------
      Gary E. Stevenson
    Chief Operating Officer


By  /s/ S. Fred Beck                             Date: April 14, 2003
   ----------------------------
            S. Fred Beck
     Chief Financial Officer

                                  CERTIFICATION
                                  --------------

I, Scott R. Watterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ Scott R. Watterson                        Date:  April 14, 2003
-------------------------
   Scott R. Watterson
 Chief Executive Officer

                                  CERTIFICATION
                                  --------------

I, Gary E. Stevenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ Gary E. Stevenson                        Date:  April 14, 2003
-----------------------
    Gary E. Stevenson
 Chief Operating Officer

                                  CERTIFICATION
                                  --------------

I, S. Fred Beck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ S. Fred Beck                              Date:  April 14, 2003
-----------------------
   S. Fred Beck
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.   Name
-----------   ----

99.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02 Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.03 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002