Form 10-K/A
period 2003-05-31
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON IP INC; 510152 N B LTD; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; ICON HEALTH & FITNESS INC
filed 2003-10-14
CIK 785312, 1174469, 1174470, 1182076, 1101202, 1101200, 1101201, 934798

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K/A

                           Amendment No. 1

                              (Mark One)
[*]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE
           ACT OF 1934 for the fiscal year ended May 31, 2003

                                  OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE
         ACT OF 1934 for the transition period from         to

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [*] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  ICON Health & Fitness, Inc. 1,000 shares.




                       ICON Health & Fitness, Inc.

                                INDEX

                                                               Page No.
                                                               --------

PART I

Item 1.     Business                                               3

Item 2.     Properties                                             9

Item 3.     Legal Proceedings                                      9

Item 4.     Submission of Matters to a Vote of Security Holders   10


PART II

Item 5.     Market for the Registrant's Common Equity and
            Related Stockholder Matters                           10

Item 6.     Selected Financial Data                               10

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   12

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk                                           24

Item 8.     Financial Statements and Supplementary Data           26

Item 9.     Changes in and Disagreements with Auditors on
            Accounting and Financial Disclosure                   26

PART III

Item 10.    Directors and Executive Officers of the Registrant    27

Item 11.    Executive Compensation                                31

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                        34

Item 13.    Certain Relationships and Related Transactions        37

Item 14.    Controls and Procedures                               39


PART IV

Item 15.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                   40




     We have proprietary rights to a number of trademarks important to our business, such as: ProForm(R), NordicTrack(TM), HealthRider(R), IMAGE(TM), Weslo(R), JumpKing(R), Free Motion(TM), Workout Warehouse(TM), iFIT.com(TM), iFIT(TM), SpaceSaver(TM), Cross Trainer(TM), Cross Walk(TM), Cardioglide(R), Incline Trainer(TM), Trekker(TM), QuickSpeed(TM), QuickIncline(TM), EKG Grip Pulse(TM), SoftDeck(TM), PowerIncline(TM), PowerRamp(TM), PRO SHOX(TM) and CustomCushioning(TM), all of which are owned by us, and Reebok, Weider and Gold's Gym, which are used by us under license agreements with the owners of such trademarks.

                               Explanatory Note

     This amendment to ICON Health & Fitness Inc.'s ("the Company") annual report on Form 10-K for the year ended May 31, 2003 is being filed solely to correct the headings under footnote 16, Condensed Consolidating Financial Statements. This Annual Report on Form 10-K/A is identical to the Form 10-K in all other respects.


PART I

Item 1.  Business

Industry

     The fitness equipment industry in the United States includes cardiovascular and other fitness equipment, and strength training equipment. Cardiovascular and other fitness equipment includes treadmills, ellipticals, exercise bikes, other equipment, such as trampolines and relaxation products such as spas. Strength training equipment includes multi-purpose home gyms, free weights and weight benches and cages. According to the NSGA 2003 annual report, total retail sales of exercise equipment on an industry-wide basis are estimated to total $4.6 billion in calendar year 2003.

Our Company

     We market and distribute a broad line of products in the fitness equipment market. These fall into two segments, namely cardiovascular and other fitness equipment, and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and distribute an innovative line of cardiovascular and strength training products for the institutional fitness equipment market. Our brand names include ProForm, NordicTrack, Weslo, Image, JumpKing, Free Motion Fitness and, under license, Reebok, Weider and Gold's Gym.

Our Brands and Distribution Channels

     We market a complete line of products using multiple brands through multiple distribution channels to reach a wide range of consumers at various price points. This approach is enabled by our strong portfolio of brands which are placed strategically to align consumer demographics with respective brand attributes. We market our products through each distribution channel in which home fitness equipment products are sold, including: department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers, home improvement stores, electronic retailers and direct-to-consumer sales through catalogs, infomercials, the Internet and our company-owned NordicTrack(TM) stores.


Products

  Cardiovascular and Other Fitness Equipment

     Our cardiovascular and other fitness equipment covers a broad range of technological sophistication and a variety of price points which include the following:

     Treadmills. We design, innovate, manufacture, market and distribute motorized and manual treadmills, designed to promote cardiovascular fitness.

     We are the leading producer of motorized treadmills. Our treadmills include proprietary technologies in the electronics console and drive train systems and overall frame design. In the June 2003 issue of Consumer Reports, six of our treadmills ranked among the top fifteen treadmills worldwide, based on criteria such as quality, durability, features and ease of use. Certain features offered by our motorized treadmills that enhance the home user's experience include bio-feedback electronics such as heart rate control, pulse, certain programmable speeds and inclines, electronic feedback on speed, elapsed time, distance traveled, calories/fat calories burned, and cross-training upper body exercise functions. The SpaceSaver(TM) feature for treadmills (introduced in 1996), for which we hold six United States patents, enables treadmills with this feature to fold vertically for easy storage. As of the fall of 2001, we have equipped all our brands of treadmills with a price point of $599 and above with iFIT(TM) technology, for which we hold two United States patents and have seven patents pending. iFIT(TM) technology allows us to control and program speed and incline of a treadmill from remote locations for virtual personal training or control the treadmill through CDs, VHS tapes, DVD, MP3 and the iFit.com website. Consumers can benefit from iFIT(TM) technology using streaming workouts from the iFIT(TM) website, music workouts on compact discs or MP3, or multi-media iFIT(TM) videos and DVDs. In addition, we also offer live personal training services via the Internet for consumers who choose to subscribe to our service.

     Other popular features on our treadmill line of products include: cushioning technologies such as PRO SHOX(TM) adjustable leaf springs and soft belts for a quiet, shock-absorbent workout and the CrossWalk(TM) line of treadmills, which provides users with upper body exercise for a total body workout.

     Ellipticals. Ellipticals are one of the fastest growing products in the home fitness industry, growing at a Compound Annual Growth Rate (CAGR) of 24.4% from 1997 to 2002. Ellipticals offer a low-impact, high-intensity aerobic workout which harnesses the momentum of a natural striding motion, and reduces the impact of typical running or walking. Our ellipticals typically provide an electronic display that provides heart rate control, programmed workouts and feedback on speed, time, distance and calories burned. Our iFIT(TM) technology, which automatically adjusts resistance and pace on elliptical trainers, is included on many elliptical trainers priced at $399 and above. Our ellipticals were rated the number one, two and three ellipticals, respectively, in the March 2002 Consumer Reports ranking of home exercise equipment.

     Exercise Bikes. We offer exercise bikes featuring a variety of resistance mechanisms including electromagnetic, self-generating, flywheel and air; electronic monitors which display elapsed time, speed, distance and calories burned; and dual function design, which allows the user to exercise the upper body, lower body or both simultaneously. Certain units include heart rate control, motivational electronics and programmable resistance which allow users to design their own workouts. Our iFIT(TM) technology, which automatically adjusts pace and resistance, is included on several recumbent and upright bikes.

     Recreational Sports Products. Through our JumpKing subsidiary, we manufacture and market trampolines that include both mini-trampolines for indoor home exercise use and full-sized trampolines for outdoor home recreational use.

     Relaxation Products. In the spring of 1996, we introduced a full line of hydrotherapy spas. These hydrotherapy spas are currently distributed through various channels including department stores, mass retailers and warehouse clubs, home improvement stores, specialty dealers and direct-to-consumers through our own direct response marketing efforts.

  Strength Training Equipment

     We offer a complete line of anaerobic strength training equipment designed to develop muscle tone and strength. Strength training equipment includes the following:

     Home Gyms. Our multi-purpose home gyms offer a range of resistance mechanisms, from selectorized weight stacks to plate-loaded gyms to our powerstroke leverage system and our CRS(TM) ("Compound Resistance System"(TM)). New products include our Crossbow by Weider(TM) home gym and our patented Free Motion(TM) equipment, which enables users to enjoy a full range of motion with "functional movement" versus the rigid "fixed path movement" of traditional equipment. Other products include our multi-purpose home gyms, which integrate aerobic functions for cross training. Selected units are designed to allow multiple users to use the equipment simultaneously, thereby allowing circuit training.

     Weight Benches, Cages and Free Weights. We offer a range of weight benches and squat cages. We also offer a broad assortment of cast-iron weight plates, vinyl and neoprene dipped weights and dumbbells, in standard and Olympic size formats.

     Exercise Accessories. We offer a line of back support belts, workout gloves and exercise accessories, including ankle and hand weights and grip devices.

Product and Design Innovation

     Product and design innovation has contributed significantly to our growth. On an ongoing basis, we evaluate new product concepts and seek to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. As of May 31, 2003, we had approximately 462 employees in our research and development group. We hold 178 United States patents, we have 79 United States and 494 foreign trademarks, we have 34 United States and 58 foreign patents pending and 21 United States and 78 foreign trademarks pending.

     We conduct most of our research and development in 40,000 square feet of space in our Logan, Utah headquarters. This facility includes industrial design, mechanical and electrical engineering capabilities that are used in creating proprietary designs and features.

Customers

     Our largest customer since 1985 has been Sears. In fiscal 2003, Sears accounted for approximately 39% of net sales, a 5% decrease from fiscal 2002. Other important customers include Sam's Club, Wal-Mart, The Sports Authority, Dick's Sporting Goods, Costco, Target, Gold's Gym and 24 Hour Fitness. Although Sears still accounts for a substantial portion of our sales, the percentage of net sales to Sears has decreased over the past decade from a high of approximately 68% in 1989. Nevertheless, the dollar amount of our net sales to Sears has increased during this time period. Several customers have distinguished us with vendor awards for our commitment in providing quality and value to the consumer, including, among others, Sears' Vendor of the Year in 2000, Category Source of the Year in 2002 and their Partner in Progress award twelve times since 1985. Wal-Mart has named us Vendor of the Quarter once in each of fiscal 1999, 2000, 2001 and 2002. The Sports Authority named us Vendor of the Year in 2002, and iFIT.com(TM) received The Sports Authority Victor Award for the most innovative product. We have received the annual SPARC Award seven times including the last six years consecutively. This annual award is the only industry-wide vendor recognition program in mass-market retailing, and is awarded by Discount Store News, a magazine which employs a panel made up of key merchandising executives from the mass market retailing industry. This award honors those who excel in new product innovation, on-time delivery, advertising support and quality control.

     We sell our products to customers representing over 7,600 consumer locations, excluding those consumers we sell to directly through our retail, direct response, television and Internet distribution channels. Consistent with industry practice, we generally do not have long-term purchase agreements or other commitments from our customers as to levels of future sales. The level of our sales to large customers depends in large part on our continuing commitment to home fitness products and the success of our efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation and customer service. We are not the exclusive supplier of home fitness equipment to any of our major customers. The loss of, or a substantial decrease in the amount of purchases by, or the uncollectibility of any significant receivable due from any of our major customers could have a material adverse effect on our business.


Competition

     The fitness equipment market is highly competitive. It is characterized by frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the principal competitive factors affecting our business include price, quality, brand name recognition, product innovation and customer service.

     We compete with several domestic manufacturers and distributors such as Cybex International, Inc., Fitness Quest, Life Fitness (a division of Brunswick), Nautilus Group, Inc. and Precor (owned by Amer Group, PLC). We also compete with a number of United States and foreign importers in both the United States and global markets including Horizon, Impex and Stamina. In Europe, we principally compete with BH (Spain), CARE (France), Helmut Kettler, Tunturi, York (Great Britain) and other domestic competitors. The following table shows who may be the five largest competitors in the United States:

                        United States Fitness Competitors

Company Name               Primary Distribution Channel     Principal Products
------------               ----------------------------     ------------------
Cybex International, Inc.  Specialty fitness dealers,       Cardiovascular,
                           institutional clubs and spas     Strength Training

Fitness Quest              TV infomercials, mass            Cardiovascular,
                           distribution channels            Strength Training

Life Fitness               Institutional clubs and spas,    Cardiovascular,
                           specialty fitness dealers        Strength Training

Nautilus Group, Inc.       TV infomercials, institutional   Cardiovascular,
                           clubs and spas, sporting goods   Strength Training
                           and specialty retailers

Precor                     Institutional clubs and spas,    Cardiovascular,
                           specialty fitness dealers and    Strength Training
                           sporting goods retailers

Distribution

     We believe our distribution capabilities and post-sales support place us in a good position to service major retailers. This has been accomplished through the successful implementation of our integrated distribution and inventory management system that is used to ensure that the necessary components are available for manufacturing. This system is also capable of tracking finished goods through all levels of the distribution chain. Through the effective use of electronic data interchange, we are able to run manufacturing jobs to fill specific customer orders, arrange for shipping from many of our manufacturing facilities and make timely deliveries to our customer locations.

Manufacturing and Purchasing

     In fiscal 2003, we manufactured or assembled our products at our company facilities in Utah, Texas and Canada; or through third parties, principally in Asia. We have long-standing supply relationships with several offshore vendors, many of which have exclusive relationships in the fitness industry with us. The combination of internal manufacturing and assembly capacity and our access to third-party vendors has helped us meet customer demand on a competitive basis. In addition, the third party vendors provide greater flexibility in manufacturing capacity to satisfy seasonal demands.

     We utilize more than 1.1 million square feet for manufacturing, including a 300,000 square foot facility in Logan, Utah. We constructed our Logan, Utah, plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powdercoat painting, robotic welding and injection molding equipment. In 1990, we purchased a trampoline manufacturing operation in Dallas, Texas. In 1991, we began operating our plant in Smithfield, Utah. In 1994, we began operating our Clearfield, Utah, manufacturing facility. In 1995, we opened our Smithfield North Plant. In 1996, we expanded our manufacturing capacity by 233,671 square feet through the acquisition of our Canadian manufacturing facility in St. Jerome, Canada. In 2003, we announced our plan to set up a manufacturing facility in Xiamen, China. This facility is expected to be operationally ready in 2004.

     We apply a management system to control and monitor freight, labor, overhead and material cost components of our finished goods. In fiscal 1994, we received ISO 9001 certification for all of our non-retail facilities in Utah. ISO is a nonprofit association that monitors industrial companies' manufacturing processes, quality assurance controls, personnel management and customer service in order to improve plant efficiency, product quality, customer satisfaction and company profitability. ISO 9001 is a certification process used for companies whose business includes a range of activities from design and development to production, installation and servicing. ICON has been recertified by the ISO 9001 standards every year since 1994.

     From fiscal 1996 to fiscal 2003, we have invested over $96.4 million in tooling, molding, production and computer equipment to develop state-of-the-art production, research and development, distribution and reporting systems. We have a fully implemented Enterprise Resource Planning ("ERP") system that integrates all manufacturing, planning, inventory, purchasing, order entry and financial functions. Our inventory management and manufacturing productivity are enhanced by our just-in-time system for purchasing materials and components. We have also invested in Electronic Data Interchange ("EDI") capabilities, including Wal-Mart's Retail Link system, which provides us and a substantial number of our primary customers a seamless flow from initial retailer orders to parts purchasing to product manufacturing to shipping.

Employees

     As of May 31, 2003, we employed approximately 4,569 people, 105 of whom were and are represented by a Canadian labor union. We are party to a collective bargaining agreement with this union which expires on August 7, 2004. Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. As of May 31, 2003, approximately 462 employees were engaged in research and development, 625 in sales and marketing, 2,956 in manufacturing and 526 in other areas, primarily administrative. We are also subject to three employment agreements with our senior executives.

Environmental Matters

     Our operations are subject to federal, state and local health and safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. The nature of our manufacturing and assembly operations exposes us to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had a material adverse effect on our financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by us may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on our financial condition. In addition, many but not all of our properties have been the subject of either Phase I or Phase II Environmental Site Assessments. While we are not aware of any existing conditions that are likely to result in material costs or liabilities to us, there can be no assurance that all potential instances of soil or ground water contamination have been identified even where Environment Site Assessments have been conducted. Accordingly, there can be no assurance that previously unknown environmental conditions, or known conditions which have not been fully evaluated, will not be discovered at any of our properties, whether presently or formerly owned or leased, or that the cost of remediating such condition will not be material.

Seasonality

     The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally the Company's weakest periods in terms of sales. During these periods, ICON builds product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps ICON to realize the efficiencies of a steady pace of year-round production.


Item 2.  Properties

     Our headquarters are located in Logan, Utah, and we own the related land and buildings. Additionally, we own land and buildings in Canada. The total square footage of our owned buildings is approximately 485,000 square feet.

     We lease additional facilities for manufacturing, warehouses and offices in the United States and various foreign countries including the United Kingdom, Italy, France and Germany. We sublease certain of these facilities where space is not fully utilized.

     We believe that these facilities are well maintained, in good operating condition and are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

     In addition, as of May 31, 2003 we operated under lease 69 NordicTrack(TM) retail stores in various cities in the United States.


Item 3.  Legal Proceedings

     We are party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of our business. We believe that adverse resolution of these lawsuits would not have a material adverse effect on our results of operations or financial position.

     We are party to a variety of product liability lawsuits, arising in the ordinary course of our business, as a result of injuries sustained by customers while using a variety of our products. These claims include injuries sustained by individuals using trampolines and treadmills. We vigorously defend any and all product liability claims brought against us and do not believe that any currently pending claim or series of claims will have a material adverse effect on our results of operations or financial position.

     We are also involved in several intellectual property and patent infringement claims, arising in the ordinary course of our business. We believe that the ultimate outcome of these matters will not have a material adverse effect on our results of operations or financial position.

     We are involved in litigation with Service Merchandise in connection with its filing for bankruptcy protection. Service Merchandise filed three separate adversarial proceedings against us in the United States Bankruptcy Court, Middle District of Tennessee, Nashville Division, alleging preferential transfer in Adversarial Proceedings Nos. 301-0738A and 301-0770A, and Breach of Contract in Adversarial Proceeding No. 301-0586A. The bankruptcy trustee has filed suit in connection with the foregoing seeking to recapture an aggregate amount of $1.7 million in payments made to us as a voidable preference. The summons was issued on April 16, 2001. The proposed claim is currently being vigorously defended by our counsel. At this time, we are unable to determine the likelihood of an unfavorable outcome or the amount or range of potential recovery or loss.


Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


PART II

Item 5.  Market for the Registrants' Common Equity and Related
         Stockholder Matters

     As of May 31, 2003, we had 1,000 shares of common stock outstanding all of which were held by HF Holdings, Inc. ("HF Holdings"). There is not an established trading market for the common stock of HF Holdings or us. Our ability to pay dividends is limited under an indenture dated as of April 9, 2002 between us and Bank of New York, as trustee, and by our Credit Agreement.


Item 6.  Selected Financial Data

     The selected financial data set forth below with respect to our statements of operations for the three years ended May 31, 2003 and the balance sheet data for May 31, 2003 and May 31, 2002 have been derived from our financial statements included elsewhere in this Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent auditors, as indicated in their report included elsewhere in this Form 10-K. Our statement of operations data for the years ended May 31, 2000 and 1999, and our balance sheet data as of May 31, 2001, 2000 and 1999, have been derived from the financial statements audited by PricewaterhouseCoopers LLP but not included in this Form 10-K.

     The data set forth should be read together with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

                                      For the Year Ended May 31,
                                            (in millions)

                              2003      2002      2001      2000      1999
                              ----      ----      ----      ----      ----
Operating Data:
 Net sales(1)               $1,011.5    $871.4    $797.0    $712.8   $687.9
 Cost of sales                 713.4     635.0     580.5     531.6    514.0
                            -----------------------------------------------
 Gross profit                  298.1     236.4     216.5     181.2    173.9
 Operating expenses:
  Selling                      134.1     101.4      86.3      75.8     85.3
  Research and development      11.6      10.4      10.9       8.3      7.7
  General and
   administrative               81.8      68.1      64.5      61.3     53.4
                            -----------------------------------------------
 Total operating expenses      227.5     179.9     161.7     145.4    146.4
                            -----------------------------------------------
 Income from operations         70.6      56.5      54.8      35.8     27.5
 Interest expense               25.1      26.2      34.8      33.9     33.1
 Amortization of deferred
  financing fees                 1.2       3.1       3.2       2.7      7.0
 Net income (loss)              26.7      19.4      13.3      (6.6)   (24.7)
Other Financial Data:
 Depreciation and
  amortization              $   19.2    $ 19.2    $ 17.4    $ 16.7   $ 17.4
 Purchases of property
  and equipment(2)              17.0      11.6      16.1      12.9     11.6
 Net cash provided by
  operating activities          31.6      37.5      12.4       0.5     38.0
 Net cash used in
  investing activities         (21.8)    (17.1)    (22.8)    (19.9)   (20.1)
 Net cash provided by
  (used in) financing
  activities                   (12.3)    (19.3)      8.7      21.4    (17.1)
Supplemental Data:
 EBITDA(3)                  $   89.8    $ 68.3    $ 72.1    $ 49.4   $ 44.9
Balance Sheet Data (at the end of the period):
 Cash                       $    4.7    $  4.8    $  3.3    $  5.9   $  4.3
 Working capital               186.8     164.0     157.6     132.3    108.0
 Total assets                  465.1     423.2     405.5     368.1    331.9
 Long-term obligations         248.9     255.8     253.3     242.2    253.4
----------

(1) In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. For comparative purposes, net sales are shown as if EITF 01-09 had been adopted for all periods.
(2) Excludes purchases of intangibles and trademarks and acquisitions of $4.9 million for fiscal year 2003, $5.5 million for fiscal year 2002, $6.7 million for fiscal year 2001, $4.4 million for fiscal year 2000 and $8.5 million for fiscal year 1999.
(3) EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. Our definition of EBITDA may differ from definitions of EBITDA used by other companies. A reconciliation of net income to EBITDA can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Results of Operations. The following table includes a list of unusual items that have affected EBITDA.

                                                For the Year Ended May 31,
                                          -------------------------------------
                                            2003   2002   2001   2000   1999
                                            ----   ----   ----   ----   ----
                                                    (In millions)
     Loss on extinguishment of debt            -    7.4(a)   -      -      -
     Kmart bankruptcy bad debt               9.1(b) 2.4(b)   -      -      -
     Excess air freight charges                -      -      -    6.0(c)   -
     Non-recurring recapitalization cost       -      -      -    1.8(d)   -
     Equity grant to senior management         -      -      -    3.1(e)   -
     Non-recurring costs in selling expense    -      -      -      -   10.5(f)
     ---------------

(a) A loss of approximately $7.4 million was recorded on the extinguishment of the Company's Old 1999 Credit Facilities and the 12% Notes.
(b) On January 22, 2002, Kmart filed for bankruptcy protection. On that date, we had $12.1 million of unsecured accounts receivable outstanding with Kmart. We disposed of the remaining balance of the pre-bankruptcy receivables in the third quarter of fiscal 2003.
(c) We incurred $6.0 million of in-bound air freight charges (in cost of sales) in excess of normal freight costs. Due to our significant indebtedness, certain of our vendors shortened our payment terms prior to our recapitalization in September 1999. Due to liquidity constraints we had to delay the purchase of certain component parts and finished goods, and we therefore incurred additional in-bound air freight expenses related to these items that we needed to receive rapidly in order to meet our customers' delivery schedules.
(d) We recorded $1.5 million of non-recurring costs (in general and administrative expense) related to management retention bonuses, paid to certain executive officers, and $0.3 million of one-time non-recurring costs associated with the redemption of our 13% senior subordinated notes due 2002, both in connection with our recapitalization in September 1999.
(e) We recorded $3.1 million of non-recurring non-cash costs (in general and administrative expense) related to an equity grant made to certain members of senior management due to our recapitalization in September 1999.
(f) We recorded $10.5 million of non-recurring costs (in selling expenses) related to the write-off of accounts receivable due to the bankruptcy of Service Merchandise.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K. Our fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 2003 ended on May 31, 2003.

Recent Developments

     In fiscal 2003, we formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The total project cost is anticipated to be approximately $12.0 million, with $7.0 million to be funded in the form of capital contributions, and approximately $5.0 million in the form of debt. Our share of the equity investment is expected to be approximately $5.0 million. We are in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China.

Overview

     We manufacture and market a broad line of cardiovascular and other equipment and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and distribute an innovative line of cardiovascular and other equipment and strength training equipment for the institutional fitness equipment market.

     We sell our products under a wide variety of brand names and we use our portfolio of brands to tailor our product offerings to specific distribution channels. We sell our products to department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers, directly to consumers, and health clubs.

     The following paragraphs provide a brief description of certain items that appear in our Consolidated Statements of Operations.

     Net sales. Net sales primarily represent our gross sales adjusted for returns and allowances. We limit our customers' ability to return merchandise to us to products sold to their customers in which defects were discovered within the warranty coverage period (usually 90 days from the time of retail sale). We do not permit our customers to return unsold merchandise.

     Cost of sales. Cost of sales primarily includes the cost of components that we purchase, direct manufacturing labor and overhead, inbound shipping and freight and depreciation expense related to our property, plant, equipment and tooling.

     Selling expense. Selling expense primarily includes our direct advertising expense, advertising allowances provided to certain customers and the costs related to our sales and marketing staff for our home fitness and institutional fitness business.

     Research and development expense. Research and development expense relates primarily to the activities of our product development group and external sources related to the development of new products and product enhancements.

     General and administrative expense. General and administrative expense primarily includes expenses related to our senior management team, all accounting and finance functions, management information systems, legal and human resources expenses and unallocated overhead expenses.

Critical Accounting Policies

     Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical.

     Inventories - Inventories consist primarily of raw materials (principally parts and supplies) and finished goods, and are valued at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

     Intangible Assets - We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective June 1, 2002. SFAS No. 142 no longer requires the amortization of goodwill and other indefinite lived intangibles. As a result, results for the year ended May 31, 2003 were positively impacted by a $0.4 million elimination of such amortization. As of May 31, 2003, we had approximately $5.6 million of unamortized goodwill. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

     Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of our review, we do not believe that any impairment currently exists related to our long-lived assets.

     Revenue Recognition - We recognize revenue upon the shipment of product to the customer. Allowances are recognized for estimated returns, discounts, advertising programs and warranty costs associated with these sales.

     Income Taxes - We account for income taxes utilizing the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at currently enacted tax rates. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized.

     Contingencies - We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations will be affected in the period the contingency is resolved.

Results of Operations

     The following table sets forth certain of our financial data, expressed as a percentage of net sales, for fiscal years ended May 31, 2003, 2002 and 2001:

                                      For the Year Ended May 31,
                                      --------------------------
                                      2003       2002       2001
                                      ----       ----       ----
     Net sales                       100.0%     100.0%     100.0%
     Cost of sales                    70.5%      72.9%      72.8%
                                     -----      -----      -----
     Gross profit                     29.5%      27.1%      27.2%
     Operating expenses:
       Selling                        13.3%      11.6%      10.8%
       Research and development        1.1%       1.2%       1.4%
       General and administrative      8.1%       7.8%       8.1%
                                     -----      -----      -----
       Total operating expenses       22.5%      20.6%      20.3%
                                     -----      -----      -----
     Income from operations            7.0%       6.5%       6.9%
     Interest expense                  2.5%       3.0%       4.4%
     Amortization of deferred
       financing fees                  0.1%       0.4%       0.4%
     Loss on debt extinguishment         -        0.9%         -
                                     -----      -----      -----
     Income before income taxes        4.4%       2.2%       2.1%
     Provision for income taxes        1.7%       0.0%       0.4%
                                     -----      -----      -----
     Net income                        2.7%       2.2%       1.7%
                                     =====      =====      =====
     EBITDA                            8.9%       7.8%       9.0%
                                     =====      =====      =====

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002
-----------------------------------------------------------

     Net sales for fiscal 2003 increased $140.1 million, or 16.1%, to $1,011.5 million from $871.4 million in the comparable period in 2002. Sales increased primarily due to increased direct consumer sales and customer demand. Sales of our cardiovascular and other equipment in fiscal 2003 increased $80.5 million, to $825.6 million. Sales of our strength training equipment in fiscal 2003 increased $59.6 million, to $185.9 million.

     Gross profit for fiscal 2003 was $298.1 million, or 29.5% of net sales, compared to $236.4 million, or 27.1% of net sales, in fiscal 2002. This 26.1% increase was largely due to increased direct consumer sales which have higher margins, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $32.7 million, or 32.2%, to $134.1 million in fiscal 2003. This increase reflected increased bad debt expense related to pre-bankruptcy receivables of Kmart of $9.1 million. Increased direct consumer advertising, commissions and freight also contributed to the increase. Expressed as a percentage of net sales, selling expenses were 13.3% in fiscal 2003 and 11.6% in fiscal 2002. Absent the Kmart bad debt expense, selling expenses were 12.4% in fiscal 2003.

     Research and development expenses increased $1.2 million, or 11.5%, to $11.6 million in 2003. Expressed as a percentage of net sales, research and development expenses were 1.1% in fiscal 2003 and 1.2% in fiscal 2002.

     General and administrative expenses increased $13.7 million, or 20.1%, to $81.8 million in fiscal 2003. This increase is a factor of normal salary increases, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. Increased rent and lease expense also contributed to the increase. Expressed as a percentage of net sales, general and administrative expenses were 8.1% in fiscal 2003 compared with 7.8% in fiscal 2002.

     As a result of the foregoing factors, operating income increased $14.1 million, or 25.0%, to $70.6 million in fiscal 2003. Expressed as a percentage of net sales, operating income was 7.0% in 2003 compared with 6.5% in fiscal 2002.

     As a result of the foregoing factors, EBITDA increased $21.5 million, or 31.5%, to $89.8 million in fiscal 2003. Expressed as a percentage of net sales, EBITDA was 8.9% in fiscal 2003 compared with 7.8% in fiscal 2002.

     Interest expense, including amortization of deferred financing fees, decreased $3.0 million, or 10.2%, to $26.3 million in fiscal 2003. This decrease reflects lower interest rates during fiscal 2003. In addition, deferred financing fees decreased as a result of the April 2002 debt refinancing. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.6% in fiscal 2003 compared with 3.4% in fiscal 2002.

     The provision for income taxes increased $17.2 million, or 4300.0%, to $17.6 million in fiscal 2003. Our effective tax rate was 39.7% in 2003 compared to 1.9% in fiscal 2002. The lower effective tax rate in fiscal 2002 is the result of adjustments pursuant to an Internal Revenue Service audit. These adjustments created a deferred tax benefit of approximately $11.5 million. No valuation allowance was recorded against this asset because we believe that we will generate sufficient future taxable income through operations to realize the net deferred asset. However, there can be no assurance that we will generate any specific level of taxable earnings or that we will be able to realize any of the deferred tax asset in future periods. If we are unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

     As a result of the foregoing factors, net income was $26.7 million in fiscal 2003 compared to net income in fiscal 2002 of $19.4 million.

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001
-----------------------------------------------------------

     Net sales for fiscal 2002 increased $74.4 million, or 9.3%, to $871.4 million from $797.0 million in the comparable period in 2001. Sales increased primarily due to increased customer demand and the introduction of our new line of institutional fitness equipment which represented $11.0 million, or 14.8%, of the sales increase. Sales of our cardiovascular and other equipment in fiscal 2002 increased $57.9 million, to $745.1 million. Sales of our strength training equipment in fiscal 2002 increased $16.5 million, to $126.3 million.

     Gross profit for fiscal 2002 was $236.4 million, or 27.1% of net sales, compared to $216.5 million, or 27.2% of net sales in fiscal 2001.

     Selling expenses increased $15.1 million, or 17.5%, to $101.4 million in fiscal 2002. This increase was the result of higher selling costs associated with the increase in sales combined with the impact of the introduction of our new line of institutional fitness equipment as well as increased advertising expenses. Expressed as a percentage of net sales, selling expenses were 11.6% in fiscal 2002 compared to 10.8% in fiscal 2001.

     Research and development expenses decreased $0.5 million, or 4.6%, to $10.4 million in fiscal 2002. Expressed as a percentage of net sales, research and development expenses were 1.2% in fiscal 2002 and 1.4% in fiscal 2001.

     General and administrative expenses increased $3.6 million, or 5.6%, to $68.1 million in fiscal 2002. This increase was the result of higher costs associated with our increase in sales combined with the impact of the introduction of our new line of institutional fitness equipment. Expressed as a percentage of net sales, general and administrative expenses were 7.8% in fiscal 2002 and 8.1% in fiscal 2001.

     As a result of the foregoing factors, operating income increased $1.7 million, or 3.1%, to $56.5 million in fiscal 2002. Expressed as a percentage of net sales, operating income was 6.5% in fiscal 2002 compared with 6.9% in fiscal 2001.

     As a result of the foregoing factors, EBITDA decreased $3.8 million, or 5.3%, to $68.3 million in fiscal 2002. Expressed as a percentage of net sales, EBITDA was 7.8% in fiscal 2002 compared with 9.0% in fiscal 2001.

     Interest expense, including amortization of deferred financing fees, decreased $8.7 million, or 22.9%, to $29.3 million in fiscal 2002. This decrease reflects our lower borrowing levels during the period combined with lower interest rates on our borrowings.

     A loss of $7.4 million was recorded on the extinguishment of the existing credit facility and the 12% Notes.

     The provision for income taxes decreased $3.0 million, or 88.2%, to $0.4 million in fiscal 2002. Our effective tax rate was 1.9% in fiscal 2002 compared to 20.7% in fiscal 2001. The lower effective tax rate in fiscal 2002 was the result of adjustments pursuant to an Internal Revenue Service audit. These adjustments created a deferred tax benefit of approximately $11.5 million.

     As a result of the foregoing factors, our net income was $19.4 million in fiscal 2002 compared to net income in fiscal 2001 of $13.3 million.

Seasonality

     The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally the Company's weakest periods in terms of sales. During these periods, ICON builds product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps ICON to realize the efficiencies of a steady pace of year-round production.

     The following are the net sales, operating income (loss) and net income
(loss) of our Company by quarter for fiscal years 2003, 2002 and 2001:

                            First      Second       Third     Fourth
                         Quarter(1)  Quarter(2)  Quarter(3)  Quarter(4)
                         ----------  ----------  ----------  ----------
                                          (in millions)
     Net Sales(5)
       2003                 $170.2      $292.7      $344.0      $204.6
       2002                  134.2       264.6       296.0       176.6
       2001                  125.9       267.6       247.6       155.9

     Operating Income (Loss)
       2003                 $  2.0      $ 28.8      $ 37.5      $  2.3
       2002                   (4.5)       26.9        33.8         0.3
       2001                   (2.3)       31.9        29.4        (4.2)

     Net Income (Loss)
       2003                 $ (3.4)     $ 13.7      $ 20.3      $ (3.9)
       2002                   (7.5)       11.1        25.5        (9.7)
       2001                   (8.2)       11.7        10.8        (1.0)

The following is a reconciliation of net income (loss) to EBITDA by quarter (6):

                             First        Second       Third       Fourth
                            Quarter      Quarter      Quarter      Quarter       Total
                         ----------------------------------------------------------------
2003
Net income (loss)           $ (3.4)      $ 13.7       $ 20.3       $ (3.9)      $ 26.7
Add back:
  Depreciation and
    amortization               4.2          4.0          5.0          6.0         19.2
  Provision (benefit)
    for income tax            (1.2)         8.3         10.7         (0.2)        17.6
  Interest expense             6.4          6.5          6.3          5.9         25.1
  Amortization of deferred
    financing fees             0.3          0.2          0.2          0.5          1.2
                            ------       ------       ------       ------       ------
EBITDA                      $  6.3       $ 32.7       $ 42.5       $  8.3       $ 89.8
                            ======       ======       ======       ======       ======


                             First        Second       Third        Fourth
                            Quarter      Quarter      Quarter      Quarter       Total
                         ----------------------------------------------------------------
2002
Net income (loss)           $ (7.5)      $ 11.1       $ 25.5       $ (9.7)      $ 19.4
Add back:
  Depreciation and
    amortization               4.5          4.3          4.9          5.5         19.2
  Provision (benefit)
    for income tax            (4.8)         8.2          1.4         (4.4)         0.4
  Interest expense             6.8          6.8          6.0          6.6         26.2
  Amortization of deferred
    financing fees             0.9          0.9          0.9          0.4          3.1
                            ------       ------       ------       ------       ------
EBITDA                      $ (0.1)      $ 31.3       $ 38.7       $ (1.6)      $ 68.3
                            ======       ======       ======       ======       ======


2001
Net income (loss)           $ (8.2)      $ 11.7       $ 10.8       $ (1.0)      $ 13.3
Add back:
  Depreciation and
    amortization               4.0          4.0          4.3          5.1         17.4
  Provision (benefit)
    for income tax            (3.2)         8.0          7.0         (8.4)         3.4
  Interest expense             8.2          9.7          9.3          7.6         34.8
  Amortization of deferred
    financing fees             0.8          0.8          0.8          0.8          3.2
                            ------       ------       ------       ------       ------
EBITDA                      $  1.6       $ 34.2       $ 32.2       $  4.1       $ 72.1
                            ======       ======       ======       ======       ======

The following is a reconciliation of net loss to EBITDA for the fiscal years ended May 31, 2000 and 1999.

                                                2000        1999
                                         -----------------------------
           Net loss                           $ (6.6)     $(24.7)
           Add back:
             Depreciation and
               amortization                     16.7        17.4
             Provision for income tax            2.7        12.1
             Interest expense                   33.9        33.1
             Amortization of deferred
               financing fees                    2.7         7.0
                                         -----------------------------
           EBITDA                             $ 49.4      $ 44.9
                                         =============================

(1) Our first quarter ended August 31, September 1, and September 2 for fiscal years 2003, 2002 and 2001, respectively.

(2) Our second quarter ended November 30, December 1, and December 2 for fiscal years 2003, 2002 and 2001, respectively.

(3) Our third quarter ended March 1, March 2, and March 3 for fiscal years 2003, 2002 and 2001, respectively.

(4) Our fourth quarter ended May 31 for the fiscal years 2003, 2002 and 2001, respectively.

(5) In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. We adopted EITF 01-09 in fiscal 2003. Net sales are shown as if EITF 01-09 were adopted for all periods presented. Net sales without the adjustment for EITF 01-09 were as follows:

                            First      Second       Third      Fourth
                           Quarter    Quarter      Quarter    Quarter
                         ----------------------------------------------
                                          (in millions)
Net Sales
  2003                     $175.8      $301.5      $354.8      $210.9
  2002                      138.1       272.1       304.9       181.0
  2001                      129.5       276.0       254.6       160.4

(6) EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

Liquidity and Capital Resources

     Net cash provided by operating activities was $31.6 million in fiscal 2003, as compared to $37.5 million of cash provided by operating activities in fiscal 2002. In fiscal 2003, major sources of funds were net income of $26.7 million, non-cash provisions of $19.2 million for depreciation and amortization and an increase in accounts payable and accrued expenses of $18.5 million. These changes were offset by increases in accounts receivable of $22.0 million, due partially to increased direct response receivables, and inventories of $28.0 million, due primarily to building inventory levels to meet anticipated sales levels. In fiscal 2002, major sources of funds were net income of $19.4 million, non-cash provisions of $19.2 million for depreciation and amortization, and a decrease in inventories of $12.2 million. These changes were offset by an increase in accounts receivable of $20.0 million.

     Net cash used in investing activities was $21.8 million in fiscal 2003, compared to $17.1 million of cash used in investing activities in fiscal 2002. Investing activities in fiscal 2003 consisted primarily of capital expenditures of $17.0 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $4.9 million. Cash used in investing activities in fiscal 2002 consisted primarily of capital expenditures of $11.6 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $5.2 million.

     Net cash used in financing activities was $12.3 million in fiscal 2003, compared to $19.3 million of cash used in financing activities in fiscal 2002. Cash used in financing activities in fiscal 2003 resulted from payments on the revolving credit facility, payments on the April 2002 term notes, payment of debt issuance fees and payments on other long-term debt. Cash used in financing activities in fiscal 2002 resulted from the issuance in April 2002 of the 11.25% Senior Subordinated Notes, borrowings on our new credit facility, repayment of our old credit facility and the redemption of our 12% subordinated notes.

     Net cash provided by operating activities was $37.5 million in fiscal 2002, as compared to $12.4 million of cash provided by operations in fiscal 2001. In fiscal 2002, major sources of funds were net income of $19.4 million, non-cash provisions of $19.2 million for depreciation and amortization, and a decrease in inventories of $12.2 million. These changes were offset by increases in accounts receivable of $20.0 million. In fiscal 2001, major sources of funds were net income of $13.3 million, non-cash provisions of $17.4 million for depreciation and amortization, and increases in accounts payable and accrued expenses of $10.0 million. These increases were offset by increases in accounts receivable of $14.1 million and inventories of $14.8 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $17.1 million in fiscal 2002, compared to $22.8 million in fiscal 2001. Investing activities in fiscal 2002 consisted primarily of capital expenditures of $11.6 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $5.2 million. Cash used in investing activities in fiscal 2001 was primarily for capital expenditures of $16.1 million, acquisitions of $4.0 million and purchases of intangible assets of $2.7 million.

     Net cash used in financing activities was $19.3 million in fiscal 2002, compared to $8.7 million of cash provided by financing activities in fiscal 2001. Cash used in financing activities in fiscal 2002 resulted from the issuance in April 2002 of the 11.25% Senior Subordinated Notes, borrowings on our new credit facility, repayment of our old credit facility and the redemption of our 12% subordinated notes. Cash provided by financing activities in fiscal 2001 resulted from borrowings on the revolving credit facility, payments on the September 1999 term notes, payments of debt issuance fees and payments on other long-term debt.

     We made capital expenditures of approximately $17.0 million during fiscal 2003 and expect to make capital expenditures of approximately $15.0 million in fiscal 2004. Capital expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling.

     On January 22, 2002, Kmart, a customer for over a decade, filed for bankruptcy protection. At the time of the bankruptcy filing, we had $12.1 million of unsecured accounts receivable outstanding with Kmart. We disposed of the remaining balance of the pre-bankruptcy receivable in the third quarter of fiscal 2003. We had net sales to Kmart of $26.7 million in fiscal 2003, representing approximately 2.6% of total net sales for that period. In fiscal 2002, we had net sales to Kmart of approximately $28.9 million, representing approximately 3.3% of total net sales for that period. We resumed shipments to Kmart on February 5, 2002 and continue with payment terms of 30 days. Kmart emerged from Chapter 11 protection on May 6, 2003.

     Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At May 31, 2003, we had $110.7 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

     In connection with our debt refinancing in April 2002, we entered into our existing credit facility totaling $235.0 million of revolving and term loans with a syndicate of banks and financial services companies. The revolving and term loans are due in 2007.

     Proceeds of our existing credit facility were used to refinance our then existing credit facility and 12% senior subordinated notes due 2005, to fund transaction fees and expenses and to provide general working capital.

     As of May 31, 2003 the balance outstanding under the existing credit facility consisted of (in millions):

     Revolver                                     $ 72.6
     Term Loan                                      18.7
                                                  ------
                                                  $ 91.3
                                                  ======

    As of May 31, 2003, our consolidated indebtedness was approximately $244.2 million, of which approximately $91.3 million was senior indebtedness.

     Based on our current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under our existing credit facility, will be adequate to meet future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity.

     As of May 31, 2003, our contractual cash obligations and commercial commitments were as follows:

                              Payments Due by Period (in millions)
                          -----------------------------------------------------
                                  Less Than 1                           After 5
                           Total      Year     2-3 Years    4-5 Years    Years
                          -----------------------------------------------------
Credit facilities          $ 91.3   $  5.0      $ 86.3       $   -      $   -
Senior subordinated notes   152.9        -           -           -       152.9
Operating leases             36.4      9.1        18.7         6.2         2.4
                          -----------------------------------------------------
Total contractual cash
  obligations              $280.6   $ 14.1      $105.0       $ 6.2      $155.3
                          =====================================================

     As part of our cash management activities, we seek to manage accounts receivable credit risk, collections and accounts payable and payments thereof to maximize our free cash at any given time.

     Careful management of credit risk has allowed us to avoid (except for Kmart, as discussed above) significant accounts receivable losses in light of the poor financial condition of many of our potential and existing customers. In light of current and prospective global regional economic conditions, we cannot assure you that we will not be materially adversely affected by accounts receivable losses in the future.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective June 1, 2003 did not have a material effect on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" which supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and resulted in the 2002 loss on debt extinguishment being reclassified from an extraordinary item to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB 123". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends disclosure requirements of SFAS No. 123 to ensure that fair value disclosures are prominent in both annual and interim financial statements. We have adopted the disclosure provisions of SFAS No. 148, but will continue to account for our stock-based compensation plans in accordance with APB 25.

     In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company has adopted EITF 01-09 effective June 1, 2002 which reduced net sales for the fiscal year ended May 31, 2003 by approximately $31.5 million with a corresponding reduction of selling, general and administrative expenses. This change has no effect on income from operations or net income. For comparative purposes, net sales for fiscal years ended May 31, 2002 and 2001 have been reduced by approximately $24.7 million and $23.5 million, respectively, with a corresponding reduction of selling, general and administrative expenses.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect FIN 45 to have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We do not expect FIN 46 to have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We are currently evaluating the effects SFAS No. 150 may have on our financial statements.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

     We use long-term and medium-term debt as a source of capital. At May 31, 2003, we had approximately $152.9 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     Our credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At May 31, 2003, we had approximately $91.3 million in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 4.8% for the fiscal year ended May 31, 2003. If the interest rate for our variable rate debt increased or decreased by 1% during fiscal year 2003, our interest expense on outstanding variable rate debt would increase or decrease by approximately $1.5 million.

     Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

     In addition to the United States, we have operations or transact business in Canada, United Kingdom, France, Italy, Germany, and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to protect our margin on a portion of our forecast foreign currency sales. As of May 31, 2003 and 2002, no forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

Assessment of the Euro

     On January 1, 1999, eleven of the member countries of the European Union established fixed conversion rates between their existing currencies (called "LEGACY CURRENCIES") and one common currency called the euro. The euro trades on currency exchanges and may be used in business transactions. In January 2002, the legacy currencies began being withdrawn from circulation. Our subsidiaries affected by the conversion have established plans to address issues raised by the conversion. We believe that, under current conditions, the conversion of legacy currencies to the euro will not have a material adverse effect on our results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

               Index to Consolidated Financial Statements
                             and Schedule
                                                              Page
                                                              ----

     Report of Independent Auditors                            46

     Consolidated Financial Statements:

     Consolidated Balance Sheets as of May 31, 2003 and 2002   47

     Consolidated Statements of Operations and Comprehensive
       Income for the Years Ended May 31, 2003, 2002 and 2001  48

     Consolidated Statement of Stockholder's Equity (Deficit)
       for the Years Ended May 31, 2003, 2002 and 2001         49

     Consolidated Statements of Cash Flows for the Years
       Ended May 31, 2003, 2002 and 2001                       50

     Notes to Consolidated Financial Statements                51

     Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts for
       the Three Years Ended May 31, 2003                      79


Item 9.  Changes in and Disagreements with Auditors on Accounting
         and Financial Disclosure   None




PART III

Item 10.  Directors and Executive Officers of the Registrant

Management Directors and Officers

     The directors and executive officers of the Company, their ages and number of years with ICON Health & Fitness are as follows:

                                Years
Name                    Age   with ICON   Position
---------------------   ---   ---------   -------------------------------------
Scott R. Watterson       48      25       Chairman of the Board and Chief
                                            Executive Officer
Gary E. Stevenson        48      25       President, Chief Operating Officer
                                            and Director
S. Fred Beck             45      14       Chief Financial and Accounting
                                            Officer, Vice President and
                                            Treasurer
David J. Watterson       44      23       President, North American Operations
Jon M. White             55      16       Senior Vice President, Manufacturing
William T. Dalebout      55      15       Vice President, Design
M. Joseph Brough         39      14       Vice President, Operations and
                                            Information Technology
Matthew N. Allen         39      19       Vice President, Product Development
Douglas L. Clausen       56      12       Vice President, Purchasing
Brad H. Bearnson         49       8       General Counsel, Secretary
Wallace J. Smith         60      14       Vice President, Business Development
Jeff Carmignani          55      20       Vice President, Imports,
                                            Transportation and New Business
                                            Development
Giovanni Lato            45      10       President, ICON Europe
Richard Hebert           58       9       President, ICON Canada
Colleen Logan            41       8       Director, Marketing
David Packham            42       7       Director, NordicTrack Retail Stores
Jace Jergensen           40       9       Vice President and General Manager,
                                            JumpKing
Lynn C. Brenchley        57      13       Vice President, Business Development
Robert C. Gay            51       -       Vice Chairman of the Board
Ronald P. Mika           42       -       Director
Gregory Benson           49       -       Director
Stanley C. Tuttleman     84       -       Director
Alan H. Freudenstein     38       -       Director
W. Steve Albrecht        56       -       Director

     Scott R. Watterson. Mr. Watterson has served as Chairman of the Board of Directors and CEO since 1988. Prior to 1988, Mr. Watterson co-founded Weslo, Inc., a predecessor entity of the Company, in 1977. In addition, Mr. Watterson is a director of the Utah State University Foundation. He is also on the Board of Trustees for the Utah Foundation and the Make-A-Wish Foundation of Utah. Mr. Watterson graduated from Utah State University College of Business, Cum Laude, in 1979 with a B.S. in Business Marketing and a minor in Chinese.

     Gary E. Stevenson. Mr. Stevenson has served as President, COO and as one of the Company's directors since 1988. Prior to 1988, Mr. Stevenson co-founded Weslo, Inc., the predecessor entity of the Company, in 1977. Mr. Stevenson's current and past affiliations include: Utah State University President's National Advisory Council, Utah State University College of Business and Engineering Advisory Board, Marriott School, Brigham Young University National Advisory Council, among others. Mr. Stevenson graduated from Utah State

University College of Business in 1979 with a B.S. in Business Administration and a minor in Japanese.

     S. Fred Beck. Mr. Beck has served as the Company's CFO and Accounting Officer, VP and Treasurer since 1989. Mr. Beck is a CPA and a member of the AICPA (national chapter of CPAs) and the UACPA (the Utah chapter of CPAs). Mr. Beck is also a member of the Board of Directors of Regence BlueCross BlueShield of Utah and a member of The Regence Group Board of Directors. Mr. Beck graduated from Utah State University with a B.S. in Accounting.

     David J. Watterson. Mr. Watterson was recently named President of North America. Prior to his role as President of North America, Mr. Watterson served as SVP of Marketing and Research and Development since November 1992. Prior to 1992, Mr. Watterson served as ICON's Sales Manager and VP of Sales since joining the Company in 1980. Mr. Watterson is Scott R. Watterson's brother. Mr. Watterson graduated from Utah State University with a B.S. in Marketing.

     Jon M. White. Mr. White has served as SVP and VP of Manufacturing since 1988. Mr. White is responsible for all domestic manufacturing operations in the Logan, Clearfield and Smithfield plants in Utah and product distribution at the Clearfield distribution center. Prior to 1988, Mr. White served as Plant Manager of Weathershield Manufacturing Inc.'s, Nibley, Utah plant and production control manager for the Wurlitzer Co.'s, Logan, Utah, manufacturing plant.

     William T. Dalebout. Mr. Dalebout has served as VP of Design since 1987. Prior to working for ICON, Mr. Dalebout was President and founder of Ziba Design Inc., an industrial design consultancy. Prior to founding and managing Ziba Design Inc., Mr. Dalebout worked for Hewlett-Packard, Tektronix Inc. and Smith Corona Marchant. Mr. Dalebout graduated with a B.A. in Industrial Design from Brigham Young University.

     M. Joseph Brough. Mr. Brough joined the Company in 1989 and has served as VP of Operations and Information Technology since 1995. Prior to working for ICON, Mr. Brough worked for Andersen Consulting. Mr. Brough graduated with a M.B.A from the University of Utah in 1987 where he was ranked number one in his graduating class.

     Matthew N. Allen. Mr. Allen joined the Company in 1984 and has served as VP of Product Development since 1999. He served as VP of Sales from 1996-1999. Between 1984 and 1996, Mr. Allen served in various roles in sales, quality control and production. Mr. Allen graduated with B.S. in Business Marketing from Utah State University.

     Douglas L. Clausen. Mr. Clausen has served as VP of Purchasing since joining the Company in 1992. Prior to working for ICON, Mr. Clausen worked for the Jacobsen Division of Textron as a Purchasing Manager/Materials Manager from 1987 to 1992. Prior to working for Textron, Mr. Clausen worked for Lunar Radiation, Spring Mills and the U.S. Air Force. Mr. Clausen has a M.B.A. from Capital University in Columbus, Ohio and has a Bachelor's degree in Business Administration from the University of Wisconsin-Madison.

     Brad A. Bearnson. Mr. Bearnson joined the Company in 1995 and presently serves as General Counsel and Secretary. Mr. Bearnson is a CPA and was admitted to the Utah State Bar in 1982. Mr. Bearnson has also served as a Member of the

Legislative Affairs Committee of the Utah State Bar from 1997-2000. Mr. Bearnson graduated with a B.S. from Utah State University and then earned his Juris Doctorate degree from the University of Utah.

     Wallace J. Smith. Mr. Smith joined the Company in 1989 and has served as VP in the Business Development Division. Prior to this, Mr. Smith was the Chief Operating Officer of IMAGE, Inc., which was a wholly owned business of ICON Health and Fitness, Inc. IMAGE supplied fitness products primarily to specialty fitness dealers. Prior to managing IMAGE, Inc., Mr. Smith was responsible for the planning, development and construction of ICON's main office and manufacturing facility in Logan, Utah. Mr. Smith is Scott R. Watterson's brother-in-law. Mr. Smith earned a B.S. degree in Psychology and Chemistry at the University of Utah. He then completed his M.B.A. degree at the same university.

     Jeff Carmignani. Mr. Carmignani joined the Company in 1983 and has served as VP of Imports, Transportation and New Business Development from 1987 to present. Prior to joining ICON, Mr. Carmignani served as VP of Operations of Exectech Inc.

     Giovanni Lato. Mr. Lato has served as the President of ICON Europe since 1999. Mr. Lato joined Weider, Inc. in 1993. Previously, Mr. Lato served as VP of Sales for Gianni Versace SpA since 1989. Mr. Lato graduated in 1981 with a B.S. in Business Administration from Luiss University in Rome, Italy.

     Richard Hebert. Mr. Hebert has served as President of ICON Canada since 1994. Mr. Hebert founded his first manufacturing company in 1967 named Athletimonde, Inc. In 1980, Mr. Hebert established his second manufacturing company named Rickbend Industries, Inc. In 1990, Mr. Hebert began a third company called Fitquip, Inc. These three companies were consolidated into one entity in an acquisition by ICON Health & Fitness Inc. in 1994.

     Colleen Logan. Ms. Logan has served as Director of Marketing since 1996. Prior to working for ICON, Ms. Logan was VP, Management Supervisor at Oglivy & Mather in Chicago, working in their Public Relations, Advertising, and Direct Response divisions. During her nearly 10 years at Ogilvy, she created marketing plans for such diverse clients as Sears, Roebuck and Co., Equal sweetener, and various brands of Kraft General Foods. Her prior experience also includes William Cook Advertising in Jacksonville, Florida as part of the team that launched the Mayo Clinic Florida. Ms. Logan holds a B.S. in Journalism from the University of Florida with a minor in Microbiology & Cell Science.

     David Packham. Mr. Packham has served as the head of the retail group since 1996. Prior to working for ICON, Mr. Packham spent three years in strategic marketing at the Walt Disney Company and three years at General Mills in national brand management. Mr. Packham has also served on the Fitness Institute Board since 1999. Mr. Packham earned his Masters of Management from Kellogg Business School in 1990 with majors in Marketing, Finance and International Business.

     Jace Jergensen. Mr. Jergensen has served as the VP and General Manager of ICON's JumpKing operation since 1999. From 1994 to 1999, Mr. Jergensen served as the Director of New Product Development for ICON. Prior to joining ICON, Mr.

Jergensen held various positions with Black & Decker, First Interstate Bank and Ernst & Whinney. Mr. Jergensen earned an M.B.A. in 1989 and B.S. in Accounting in 1987 from Brigham Young University.

     Lynn C. Brenchley. Mr. Brenchley joined the Company in 1989 and has served as VP of Business Development since 1992. Mr. Brenchley has been involved with Mergers and Acquisitions since joining the Company. Prior to working for ICON, Mr. Brenchley worked for a regional meat processing company where he was Chief Financial Officer for nine years and President and Chief Executive Officer for 8 years. Mr. Brenchley served as an officer in the Army Reserves for 12 years.
Mr. Brenchley graduated from Utah State University with a B.S. degree in Accounting and minor in Business Administration.

     Robert C. Gay. Mr. Gay became Vice Chairman of our Board of Directors in November 1994. Mr. Gay has been a Managing Director of Bain Capital, a private investment firm, since April 1993 and has been a General Partner of Bain Venture Capital, the venture capital arm of Bain Capital, which focuses on first and second institutional round investing in software, technology-driven business services, hardware and information companies, since February 1989. In addition, Mr. Gay serves as a director of Nutraceutical, GS Technologies Corporation, Anthony Crane and Alliance Laundry and Buhrmann.

     Ronald P. Mika. Mr. Mika became one of our directors in November 1994. Mr. Mika is a principal at Sorenson Capital Partners. Prior to joining Sorenson Capital, Mr. Mika was a managing director at Bain Capital. In addition, Mr. Mika serves as a director of Professional Services Industries.

     Gregory Benson. Mr. Benson became one of our directors in September 1999. Mr. Benson has been an executive vice president of Bain Capital since 1996. Prior to joining Bain Capital, Mr. Benson was an executive vice president of American Pad and Paper Company.

     Stanley C. Tuttleman. Mr. Tuttleman became one of our directors in September 1999. Mr. Tuttleman has been the Chief Executive Officer and President of Tuttson Capital Corp., a financial services corporation, since 1983. Mr. Tuttleman also serves as the Chief Executive Officer of Telepartners International, a wireless program company. In addition, Mr. Tuttleman is a director of Mothers Work, Inc., and a trustee of the Franklin Institute, the Philadelphia Orchestra, the Philadelphia Museum of Art, Graduate Hospital,
Gratz College and the Harrison Foundation.

     Alan H. Freudenstein. Mr. Freudenstein became one of our directors in November 2002. Mr. Freudenstein is a Managing Director in the Private Equity Group of Credit Suisse First Boston, LLC. He is also a Vice President of Credit Suisse First Boston Management Corporation and Special Situations Holdings, Inc.
- Westbridge. From 1992 through July 2000, Mr. Freudenstein was a Managing Director at Bankers Trust Company, where he was responsible for incubation and venture investments within the New World Ventures Group. Mr. Freudenstein is also on the board of directors of Ascent Assurance, Inc. (OTCBB:AASR).

     Dr. W. Steve Albrecht. Dr. Albrecht became one of our directors in November 2002. Dr. Albrecht serves as the Associate Dean of the Marriott School of Management and Arthur Andersen Professor at Brigham Young University. Prior to becoming Associate Dean, Dr. Albrecht served as director of the School of Accountancy and Information Systems at Brigham Young University for eight years. Dr. Albrecht is a certified public accountant, a certified internal auditor and a certified fraud examiner. Dr. Albrecht is also on the board of directors of Cypress Semiconductor Corp. (NYSE:CY), SkyWest, Inc. (NASDAQ:SKYW) and Red Hat, Inc. (NASDAQ:RHAT).

Board Committees

Compensation Committee

     We maintained a compensation committee during fiscal 2003. The Compensation Committee consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman. The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for Scott R. Watterson, our Chief Executive Officer. Messrs. Watterson and Stevenson participated in the deliberations concerning the compensation of other officers other than their own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson.

Audit  Committee

     The Audit Committee includes Messrs. Albrecht, Tuttleman, and Mika. This committee reviews the professional services provided by the Company's independent auditors and the independence of such firm from the management of the Company. This committee also reviews the scope of the audit by the Company's independent auditors, the annual and interim financial statements of the Company, the Company's systems of internal accounting controls, and such other matters with respect to the accounting, auditing, and financial reporting practice and procedures of the Company as it may find appropriate.

Item 11.  Executive Compensation

     The following table sets forth information concerning the compensation for fiscal 2003, 2002, and 2001 for Mr. Scott Watterson and our other four most highly compensated executive officers (collectively, the "Named Executive Officers"):

                     SUMMARY COMPENSATION TABLE

                          Annual Compensation        Other       Long-term        All
                          -------------------       Annual     Compensation      Other
                       Fiscal   Salary   Bonus   Compensation    Options     Compensation
Name and Position       Year      ($)     ($)        ($)          (#)(2)       ($)(3)
-----------------------------------------------------------------------------------------
Scott R. Watterson      2003   677,250  1,879,640   102,473(1)(5)    -         71,539(4)
 Chairman of the Board  2002   604,813    995,000   103,679(1)(5)    -        580,527(4)
 and Chief Executive    2001   551,250    448,905   116,808(1)(5)    -         42,000(4)
 Officer

Gary E. Stevenson       2003   624,000  1,656,320    71,967(1)(5)    -         68,534(4)
 President and Chief    2002   524,000    875,600    62,213(1)(5)    -        368,969(4)
 Operating Officer      2001   498,750    398,149    62,900(1)(5)    -         42,000(4)

S. Fred Beck            2003   270,000    334,390    10,815(1)       -          9,433
 Chief Financial and    2002   249,000    165,910         -          -        188,500
 Accounting Officer     2001   235,000    145,059         -          -          9,230
 Vice President and
 Treasurer

David J. Watterson      2003   323,000    340,390    25,302(1)       -         10,972
 President,             2002   300,000    520,910         -          -         85,165
 North America          2001   284,400    155,559         -          -          8,500
 Operations

Richard Hebert          2003   294,914    157,549    10,165(1)       -              -
 General Manager,       2002   262,000    145,850     8,700(1)       -              -
 ICON Du Canada, Inc.   2001   296,974    155,000    10,496(1)       -              -

(1) Includes the annual cost of providing the named person with the use of an automobile during the year.
(2) Options to purchase shares of HF Holdings' common stock.
(3) Includes amounts contributed by the Company for the benefit of the Named Executive Officers under the Company's 401 (K) Plan and the Company's deferred compensation plan.
(4) Includes a management fee of $33,500 paid by the company.
(5) Includes amounts for personal use of the Company jet.

     The following table sets forth information as of May 31, 2003, concerning options of HF Holdings, Inc. exercised by each of the named executive officers in 2003 and year-end option values:

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                         Value of
                                                                      Unexercised In-the-
                                               Number of Unexercised    Money Options at
Name                                                 Options at        May 31, 2003($)(1)
                 Shares Acquired    Value          May 31, 2003(#)        Exercisable/
                  On Exercise(#)  Realized($)  Exercisable/Unexercisable  Unexercisable
-----------------------------------------------------------------------------------------
Name              Common Stock   Common Stock        Common Stock         Common Stock
Scott Watterson         -              -                 -/-                  -/-
Gary Stevenson          -              -                 -/-                  -/-
S. Fred Beck            -              -            49,995/49,995             -/-
David J. Watterson      -              -            59,979/59,979             -/-
Richard Hebert          -              -                 -/-                  -/-
-----------

(1) As of May 31, 2003, there was no market for the common stock of HF Holdings, Inc.; no value has been attributed to the equity underlying these options. There have been no arm's length sales of HF Holding's common stock since the closing of the recapitalization in September of 1999.

1999 Junior Management Stock Option Plan

     In September 1999, HF Holdings adopted its 1999 Junior Management Stock Option Plan (the "1999 Stock Option Plan") which provides for the grant of nonstatutory options to eligible employees. A total of 333,300 shares of common stock of HF Holdings were reserved and issued under the 1999 Stock Option Plan, which is administered by the Board of Directors or a committee thereof.

Committee Interlocks and Insider Participation

     We maintained a compensation committee during fiscal 2003. The Compensation Committee consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman.

Report of the Compensation Committee

     The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for Scott R. Watterson, our Chief Executive Officer. Messrs. Watterson and Stevenson participated in the deliberations concerning the compensation of other officers other than their own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson.


Compensation of Directors

     Our directors do not receive any compensation for serving on the Board of Directors except for Mr. Tuttleman and Mr. Albrecht. Mr. Tuttleman is paid $35,000 annually for his services as a director. Mr. Albrecht is paid $40,000 annually plus $1,000 for each meeting attended for his services as a director. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. We also maintain liability insurance policies for our directors.

Performance Bonus

     In fiscal 2003 and 2002, the Board of Directors approved the establishment of a bonus pool of $1.0 million and $1.5 million, respectively. The Board gave discretion to Gary Stevenson and Scott Watterson to determine eligible employees and the amounts payable to each employee. These bonuses were paid in August of each year and accrued in our May 31, 2003 and May 31, 2002 financial statements.

Employment Agreements

     In May of 2003, we renegotiated the September 27, 1999 employment agreements ("second amendment") with each of Mr. Watterson and Mr. Stevenson. The second amendment extends these agreements to September 27, 2005. The employment agreements provide for the continued employment of Mr. Watterson as Chairman and Chief Executive Officer with an increase in base salary from $525,000 to $625,000, and Mr. Stevenson as President and Chief Operating Officer with an increase in base salary from $475,000 to $575,000. Except as set forth below, in all other material respects the agreements are substantially identical to the September 1999 agreement.

     The second amendment provides for a one-time retention bonus for each of Mr. Watterson and Mr. Stevenson of $300,000. Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of our consolidated EBITDA (as defined in our credit facility) and our subsidiaries (our "EBITDA") which percentage shall equal 1.50% for Mr. Watterson and 1.32% for Mr. Stevenson. The executives will not be entitled to a bonus, however, unless our Profits exceed 5.5% of net sales.

     We may terminate each executive's employment (1) for cause as provided in each agreement, (2) upon six months' disability, or (3) without cause. Each executive may similarly terminate his employment immediately for cause as provided in his employment agreement, upon three months notice to perform full-time church service or for any reason upon six months' notice. In the event we terminate either executive's employment for cause, or such employment terminates as a result of the death of the executive, as the case may be, the executive will not be entitled to further salary, benefits or bonus. If we terminate the executive's employment without cause, or the executive terminates his employment with or without cause, we will be obligated to pay the executive his salary and bonus for a period of three years from the date of termination. If we terminate the executive's employment upon the executive's disability, we are obligated to pay as severance an amount equal to one month's base salary then in effect for each calendar year or part thereof elapsed since January 1, 1988, provided that such severance pay is reduced by payments under applicable disability insurance.

     The employment agreements prohibit the executives from engaging in outside business activity during the term, subject to exceptions. The employment agreements provide for customary confidentiality obligations and, in addition, a non-competition obligation for a period of four years following termination (two years if the executive quits with cause or without cause or is terminated without cause, except that we may, at our option, extend such period for up to two additional years by paying the executive his salary and bonus during the extended period).

     Under the employment agreements, the executives (and their affiliates) shall be entitled to indemnification to the fullest extent allowed by Delaware law with respect to all losses, costs, expenses and other damages in connection with any lawsuits or other claims brought against them in their capacity as officers or directors or shareholders (or affiliates thereof) of HF Holdings or any of its past or present parent or subsidiary or other affiliated companies.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     HF Holdings owns all of our outstanding common stock. The following table and related notes set forth information with respect to the beneficial ownership of HF Holdings' 7,771,613 outstanding shares of common stock as of May 31, 2003 by (i) each person known to HF Holdings to beneficially own more than 5.0% of the outstanding shares of common stock of HF Holdings, and (ii) each director and executive officer of HF Holdings individually and (iii) all directors and executive officers of HF Holdings as a group.

                                                   Common Stock
                                               Beneficially Owned(1)
                                           ----------------------------
                                                            Percent of
                                           Number of        Outstanding
Names                                       Shares            Shares
-----                                      ---------        -----------
Scott R. Watterson*(2)                       376,000           4.86%
 c/o ICON Health & Fitness, Inc.
 1500 South 1000 West
 Logan, Utah 84321

Gary E. Stevenson*(3)                        292,700           3.78%
 c/o ICON Health & Fitness, Inc.
 1500 South 1000 West
 Logan, Utah 84321

The Bain Funds(4)                          5,161,035          66.69%
 c/o Bain Capital, Inc.
 111 Huntington Avenue
 Boston, Massachusetts 02199


                                                  Common Stock
                                               Beneficially Owned(1)
                                           ----------------------------
                                                            Percent of
                                           Number of        Outstanding
Names                                       Shares            Shares
-----                                      ---------        -----------
Robert C. Gay*(5)                          5,161,035          66.69%
 c/o Bain Capital, Inc.
 111 Huntington Avenue
 Boston, Massachusetts 02199

Ronald P. Mika*(5)                         5,161,035          66.69%
 c/o Sorenson Capital Partners
 10150 South Centennial Parkway
 Suite 450
 Sandy, UT  84070

Gregory Benson*(5)                         5,161,035          66.69%
 c/o Bain Capital, Inc.
 Devonshire House
 Mayfair Place
 London WIJ 8AJ

Credit Suisse First Boston Corporation(6)  1,312,934          16.96%
 c/o Credit Suisse First Boston
 Corporation
 Eleven Madison Avenue
 New York, New York  10010-3629

Alan H. Freudenstein*(7)                   1,312,934          16.96%
 c/o Credit Suisse First Boston Corp.
 Eleven Madison Avenue
 New York, New York  10010-3629

HF Investment Holdings, LLC                5,160,035          66.69%
 c/o ICON Health & Fitness, Inc.
 1500 South 1000 West
 Logan, Utah  84321

Stanley C. Tuttleman*                        172,002           1.72%
 Tuttson's Inc.
 349 Montgomery Avenue
 P.O. Box 22405
 Bala Cynwyd, Pennsylvania 19004

David Watterson(8)                            18,173              -
 c/o ICON Health & Fitness, Inc.
 1500 South 1000 West
 Logan, Utah 84321

S. Fred Beck(8)                               15,149              -
 c/o ICON Health & Fitness, Inc.
 1500 South 1000 West
 Logan, Utah 84321

All directors and executive officers
 as a group (9 persons)                    7,692,264          98.55%

----------
* - Director of HF Holdings

(1) Except as otherwise indicated, (a) each owner has sole voting and investment power with respect to the shares set forth and (b) the figures in this table are calculated in accordance with Rule 13d-3, under the Exchange Act of 1934, as amended. The table includes the HF Holdings Warrants (which have an exercise price, subject to adjustment, of $.01 per share) which are presently exercisable. The shares reported in this table as owned by a stockholder do not include the shares over which such stockholder has the right to direct the vote pursuant to the Stockholders Agreement.
(2) Includes 1,000 shares of common stock owned by HF Investment Holdings, of which Mr. Watterson is deemed the beneficial owner by virtue of being a director. Mr. Watterson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) Includes 1,000 shares of common stock owned by HF Investment Holdings, of which Mr. Stevenson is deemed the beneficial owner by virtue of being a director. Mr. Stevenson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4) Includes 5,160,035 shares of common stock beneficially owned by HF Investment Holdings, of which the Bain Funds may be deemed the beneficial owners by virtue of their control of HF Investment Holdings pursuant to its operating agreement. Also includes 1,000 shares of common stock owned by HF Investment Holdings, of which the Bain Funds may be deemed the beneficial owners by virtue of the fact that one or more of their general partners or principals, or one or more general partners or principals of one of their general partners, is a director of HF Investment Holdings. The Bain Funds disclaim beneficial ownership of any shares in which they do not have a pecuniary interest.
(5) Includes the shares beneficially owned by each of the Bain Funds, of which each of Mr. Gay, Mr. Mika and Mr. Benson may be deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund. Also includes 1,000 shares owned by HF Investment Holdings, of which each of Mr. Gay, Mr. Mika or Mr. Benson may be deemed the beneficial owner by virtue of each being a director. Each of Mr. Gay, Mr. Mika and Mr. Benson disclaims the beneficial ownership of any such shares in which he does not have a pecuniary interest.
(6) Includes 669,179 shares of common stock subject to purchase upon exercise of warrants that are presently exercisable.
(7) Includes 1,312,934 shares beneficially owned by Credit Suisse First Boston Corporation, of which Mr. Freudenstein may be deemed the beneficial owner by virtue of being an officer of Credit Suisse First Boston Corporation. Mr. Freudenstein disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(8) Represents shares of common stock issuable upon exercise of the vested portion of options awarded pursuant to the 1999 HF Holdings Junior Management Stock Option Plan.

Item 13.  Certain Relationships and Related Party Transactions

     Management Equity Grant. On September 27, 1999, HF Holdings issued to Scott Watterson and Gary Stevenson, without cost, an aggregate of 666,700 shares of the common stock of HF Holdings (or approximately 6.7% of its common stock outstanding on a fully diluted basis upon the consummation of the September recapitalization). Mr. Watterson received 375,000 of these shares, while Mr. Stevenson received 291,700 shares.

     Stockholders Agreement. On September 27, 1999, we entered into a stockholders agreement (the "Stockholders Agreement") with HF Holdings, HF Investment Holdings, Bain, Credit Suisse First Boston Corporation ("CFSB") and Scott Watterson and Gary Stevenson.

     Under the Stockholders Agreement, holders of HF Holdings' common stock, who received such common stock in the exchange offer, are subject to transfer restrictions with respect to their common stock. In addition, these holders received customary tag along and drag along rights with respect to sales of common stock of HF Holdings (including sales by any Bain Holder) and pre-emptive rights with respect to any issuances of common stock by HF Holdings to HF Investment Holdings. The tag along, drag along and registration rights of our management are subject to the condition that our senior management own at least 25% of the common stock held by all management holders and the junior management own at least 15% of the common stock of HF Holdings held by all management holders, provided such person is still employed by us or has been employed within the 12 preceding months and the purchaser of the common stock is a financial buyer.

     Holders of warrants to purchase common stock of HF Holdings issued in the exchange offer received registration rights with respect to the common stock issuable upon exercise of such warrants.

     Pursuant to the Stockholders Agreement, HF Investment Holdings granted to CSFB an option to purchase a certain percentage (based on the date of exercise of such option) of the common stock of HF Holdings held by HF Investment Holdings. HF Investment Holdings also granted to members of our junior management an option to purchase 216,700 shares of common stock of HF Holdings held by HF Investment Holdings. Each of these options is exercisable only upon the occurrence of a Liquidity Event (as defined in the Stockholders Agreement).

     In addition, HF Investment Holdings is entitled to appoint seven directors and CSFB is entitled to appoint two directors to our Board of Directors. Upon a liquidation of HF Investment Holdings, Bain will be entitled to appoint five directors and Scott Watterson and Gary Stevenson shall have the right to be directors, provided they remain employed by us.

     Management Agreements. On September 27, 1999, our Company and HF Holdings also entered into a new management agreement with Bain which provides an annual management fee not to exceed $366,500 in exchange for management consulting services including providing advice on strategic planning, development and acquisitions. In addition, if we enter into any acquisition transactions involving a gross purchase price of at least $10.0 million, Bain will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In the event of a Liquidity Event (as defined in the Stockholders Agreement), Bain will also receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction.

     Additionally, HF Holdings entered into a management arrangement with CSFB which provides for an annual management fee of $366,500 in exchange for consulting services. In addition, if we enter into transactions which will constitute a Liquidity Event (as defined in the Stockholders Agreement), CSFB will receive a fee in an amount which will approximate 50% of the fee payable under the management agreement with Bain in connection with such transaction.

     On September 27, 1999, our Company and HF Holdings also entered into management agreements with each of Mr. Watterson and Mr. Stevenson which provide, so long as Bain is receiving a management fee under its management agreement, an annual management fee of $67,000 in the aggregate shall be paid to Mr. Watterson and Mr. Stevenson.

     The respective management agreements include full indemnification and expense reimbursement provisions in favor of Bain, CSFB, Mr. Watterson and Mr. Stevenson, respectively.

Loans to Senior Management

     On September 27, 1999 we made non-recourse loans to Scott Watterson and Gary Stevenson in the principal amounts of $1,209,340 and $990,660 respectively. The loans were made in connection with stock grants made to Messrs. Watterson and Stevenson at the time of our September 1999 recapitalization. The notes bear interest only to the extent that we have taxable net income less than zero in any given fiscal year. The notes are secured by shares of ICON and shares of HF Investment Holdings LCC held by Messrs. Watterson and Stevenson. The notes have a maturity of 10 years and may be accelerated upon specified events of default and liquidity events.

Aircraft Lease

     In June 1996, we entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by our officers, whereby we committed to lease an airplane from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month.

     In February 2002, we entered into a new agreement with FG whereby we terminated the original airplane lease and committed to lease a new airplane from FG. Minimum lease rentals under the lease, which expires February 2009, are $120,000 per month. We are responsible for scheduled maintenance and fuel costs; however, these costs reduce the monthly rental. In addition, we are responsible for payment of the aircraft crew and any unscheduled maintenance of the aircraft. In connection with its airplane lease commitments, we recorded $809,000, $695,000 and $903,000 of rental expense for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. In addition, in February 2002, we advanced $280,000 to FG as a security deposit on the aircraft lease.


Item 14.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     The following documents are filed as part of this report:

     Consolidated Financial Statements (See Item 8)

     Consolidated Balance Sheets at May 31, 2003 and 2002

     Consolidated Statements of Operations and Comprehensive Income for the Years Ended May 31, 2003, 2002, and 2001

     Consolidated Statement of Stockholder's Equity (Deficit) for the Years Ended May 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended May 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

Financial Statement Schedule (See Item 8)

     Schedule II - Valuation and Qualifying Accounts for the three Years Ended
                   May 31, 2003

     All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes, or can be derived from information contained in the consolidated financial statements and related notes.

Exhibits

     The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1 of IHF Capital, as amended (No. 33- 87930/87930-1) and on Form S-4 of ICON Fitness, as amended (No. 333-18475).

1.1 Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
3.1     Certificate of Incorporation.
3.1A    Amendment to Certificate of Incorporation.
3.2     By-laws.
4.2 Indenture dated as of November 20, 1996 between ICON Fitness as Issuer, and Fleet National Bank as Trustee, with respect to the $162,000,000 in aggregate principal amount at maturity of Senior Discount Notes due 2006, including the form of the Senior Discount Note.
4.2A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.

4.3 Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
4.4 Registration rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2004.
10.1 Amended and Restated Credit Agreement dated as of November 14, 1994 among ICON Health, the lenders named therein, and General Electric Capital Corporation.
10.1A Agreement of IHF Holdings, Inc. and IHF Capital, dated November 14, 1994 in favor of General Electric Capital Corporation, as agent.
10.1B Amended and Restated Credit Agreement dated as of July 15, 1998 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.1C Amended and Restated Credit Agreement dated as of April 15, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.1D Amended and Restated Credit Agreement dated as of April 16, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.2 First Amended and Restated Master Transaction Agreement dated as of October 12, 1994 among ICON Health and each of Weider Health and Fitness and Weider Sporting Goods, Inc. and each of Hornchurch Investments Limited, Bayonne Settlement, The Joe Weider Foundation, Ronald Corey, Jon White, William Dalebout, David Watterson, S. Fred Beck, Gary Stevenson and Scott Watterson.
10.3 Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and Health & Fitness.
10.4 Stockholder Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
10.4A Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
10.5 Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
10.6 Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, the Company, and Bain Capital Partners IV, L.P.
10.7 Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12,1994 between ICON Health and Weider Sports Equipment Co., Ltd.
10.8    Exclusive License Agreement dated as of November 14, 1994 among
        Weider Health and Fitness, Weider Sporting Goods, Inc., Weider
        Europe B.V., and Health & Fitness.
10.9    Canada Exclusive License Agreement dated as of November 14,
        1994 between Weider Sports Equipment Co., Ltd. and Health &
        Fitness.
10.10   Employment Agreement dated as of November 14, 1994 among the
        Company, ICON Health, IHF Holdings and Gary E. Stevenson.
10.10B Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Gary E. Stevenson.
10.11   Employment Agreement dated as of November 14, 1994 among the
        Company, ICON Health, IHF Holdings and Scott R. Watterson.
10.11B Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Scott R. Watterson.
10.12   Asset Option Agreement dated as of November 14, 1994 among
        Health & Fitness, Weider Sporting Goods, Inc. and Weider Europe
        B.V., including ICON Health's assignment of its rights
        thereunder.
10.13   Asset Option Agreement dated as of November 14, 1994 between
        ICON Health and each of Athletimonde Inc., Les Industries
        Rickbend Inc. and Fitquip International Inc., including ICON
        Health's assignment of its rights thereunder.
10.14   CanCo Management and Advisory Agreement dated as of November
        14, by and among ICON Health, Scott Watterson, Gary E.
        Stevenson and Les Industries Rickbend Inc., Althletimonde Inc.,
        and Fitquip International Inc., including Health & Fitness'
        assignment of rights thereunder.
10.15 Weider Europe Management Agreement dated as of November 14, 1994 among ICON Health and Weider Europe B.V., including Health & Fitness' assignment of its rights thereunder.
10.16 Amended and Restated WSG Management Agreement dated as of June 1, 1994 among ICON Health, Weider Health and Fitness and Weider Sporting Goods, Inc.
10.17 Advertising Space Contract dated as of November 14, 1994 between ICON Health and Weider Publications, Inc.
10.18 Trade Payables Agreement dated as of November 14, 1994 between ICON Health and IHF Holdings.
10.19   Tax Agreement dated as of November 14, 1994 among the Company and its subsidiaries.
10.20 The Company's Stock Subscription and Exchange Agreement dated as of November 14, 1994 among the Company and each of the Existing Stockholders named therein.
10.21 Warrant Agreement dated as of November 14, 1994 among IHF Capital, Weider Health and Fitness, Scott Watterson and Gary Stevenson.
10.22   Bain Stock Subscription Agreement dated as of November 14, 1994 among the Company and each of the Bain Funds and other
        subscribers named therein.
10.23 IHF Capital's Stock Subscription and Purchase Agreement dated as of November 14, 1994 among IHF Capital and the Subscribers named therein.
10.24 IHF Holdings Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Holdings and each of the persons named therein.
10.25 IHF Capital's Option Exchange Agreement dated as of November 14, 1994, among the Company, Scott Watterson and Gary Stevenson.
10.26 IHF Holdings Option Exchange Agreement dated as of November 14, 1994, among IHF Holdings, Scott Watterson and Gary Stevenson.
10.27   IHF Capital's Employee Stock Option Plan dated as of November 14, 1994.
10.27.1 Form of Option Certificate for Management Options.
10.27.2 Form of Option Certificate for Performance Options.
10.28   Agreement and Plan of Merger dated as of November 14, 1994 among ICON Health, American Physical Therapy, Inc., Weslo, Inc.
        and ProForm Fitness Products, Inc.
10.29   Promissory Note dated December 30, 1993 and a loan made by
        David Watterson in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.30   Promissory Note dated December 30, 1993 and a loan, made by
        William Dalebout in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.31   Promissory Note dated December 30, 1993 and a loan, made by
        Fred Beck in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.32   Promissory Note dated December 30, 1993 and a loan, made by Jon
        White in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.33 Sublease dated as of June 1, 1994 between Weider Health and Fitness and ProForm Fitness Products, Inc.
10.34 Indenture dated as of November 14, 1994 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002, including the form of Senior Subordinated Note.
10.34A Supplemental Indenture dated as of March 20, 1995 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002.
10.35 Indenture dated as of November 14, 1994 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004, including the form of Discount Note.
10.35A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.
10.36 Registration Rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
10.37   Asset Purchase Agreement dated as of July 3, 1996 by and among
        IHF Capital, Inc. HealthRider Acquisition Corp. and
        HealthRider, Inc.
10.38   Asset Purchase Agreement for the purchase of certain assets of
        Parkway Manufacturing, Inc. dated July 3, 1996.
10.39   Buy-Out Agreement between HealthRider Acquisition Corp. and
        Parkway Manufacturing, Inc. dated August 26, 1996.
10.40   IHF Capital's 1996 Stock Option Plan.
10.41   WSE Asset Purchase Agreement dated September 6, 1996 between
        Weider Sports Equipment Co. Ltd. and ICON Health.
10.42   CanCo Asset Purchase Agreement, dated September 6, 1996 among
        ICON of Canada Inc., ICON Health, ALLFITNESS, Inc., Scott
        Watterson and Gary Stevenson.
10.43 Stock and Warrants Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, Ronald Corey, Bernard Cartoon, Ronald Novak, Eric Weider, Richard Bizarro, Robert Reynolds, Michael Carr, Thomas Deters, Barbara Harries and Zbigniew Kindella.
10.44 Amendment No. 1 to Stockholders Agreement, dated September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
10.45 Amendment and Restatement of Stockholders Agreement, dated as of September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
10.46   Key Executive Preferred Stock Option Purchase Agreement, dated
        September 6, 1996 among IHF Capital, Inc., Gary Stevenson and
        Scott Watterson.
10.47   First Amendment to Stevenson Employment Agreement, dated
        September 6, 1996 to the Employment Agreement dated November
        14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF
        Holdings, Inc. and Gary Stevenson.
10.48   First Amendment to Watterson Employment Agreement, dated
        September 6, 1996 to the Employment Agreement dated November
        14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF
        Holdings, Inc. and Scott Watterson.
10.49   Weider Release, dated September 6, 1996 by Weider Health &
        Fitness, Weider Sports Equipment Co., Ltd., Weider Sporting
        Goods, Inc., Weider Europe, B.V., CANCO, Ben Weider, Eric
        Weider, Richard Renaud and the Weider Releasors.
10.50   ICON Release, dated September 6, 1996 made by ICON Health, IHF
        Capital, Inc., IHF Holdings, Inc., Scott Watterson, Gary
        Stevenson and the ICON Releasors.
10.51   Settlement Agreement, dated September 6, 1996 among ICON
        Health, IHF Capital, Inc., the Fund Investors, IHF Holdings,
        Inc., Weider Health & Fitness, Weider Sports Equipment, CANCO,
        Weider Sporting Goods, Inc., Weider Europe, B.V., and each of
        Ben Weider, Eric Weider, Richard Renaud, Gary Stevenson and
        Scott Watterson.
10.52   Escrow Agreement, dated September 6, 1996 among ICON Health,
        ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman
        Phillips of Vineberg.
10.53   Representation Agreement, dated September 6, 1996 between ICON
        Health and Ben Weider.
10.54 Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc., and ICON Health.
10.55 Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.
10.56 Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.
10.57 Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
10.58 Letter Agreement dated September 6, 1996 among ICON Health, Ben Weider and Eric Weider regarding charitable contributions.
10.59   Deed of Sale.
21      Subsidiaries of the Company.
24      Powers of Attorney (included on signature page).
25      Statement of Eligibility of Fleet National Bank, Trustee.
27      Financial Data Schedules.
99.1 Form of Letter of Transmittal used in connection with the Exchange Offer.
99.2 Form of Notice of Guaranteed Delivery used in connection with the Exchange Offer.

Reports on Form 8-K

     Report on Form 8-K dated April 14, 2003 containing ICON's press release dated April 14, 2003 announcing earnings for the third quarter of fiscal 2003 which ended March 1, 2003.

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Pursuant to
Section 12 of the Act:

     No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of security holders has been sent to any of the Registrants' security holders.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                       ICON HEALTH & FITNESS, INC.
                                       By: /s/ Scott R. Watterson
                                       ----------------------------
                                       Name:  Scott R. Watterson
                                       Title: Chairman of the Board and Chief
                                              Executive Officer
                                       Date:  August 29, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signatures                  Capacity                    Date
----------                  --------                    ----
/s/ Scott R. Watterson
-----------------------Chairman of the Board of         August 29, 2003
Scott R. Watterson     Directors and Chief Executive
                       Officer (principal Executive
                       Officer)

/s/ Gary E. Stevenson
-----------------------President and Chief Operating    August 29, 2003
Gary E. Stevenson      Officer

/s/ S. Fred Beck
-----------------------Vice President, Chief Financial  August 29, 2003
S. Fred Beck           and Accounting Officer, and
                       Treasurer
/s/ Robert C. Gay
-----------------------Vice Chairman of the Board of    August 29, 2003
Robert C. Gay          Directors

/s/ W. Steve Albrecht
-----------------------Director                         August 29, 2003
W. Steve Albrecht

/s/ Stan Tuttleman
-----------------------Director                         August 29, 2003
Stan Tuttleman








                   Report of Independent Auditors

To the Board of Directors and Shareholder of ICON Health & Fitness, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ICON Health & Fitness, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective June 1, 2002, the Company adopted the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer", Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002".

Salt Lake City, Utah
July 17, 2003



ICON Health & Fitness, Inc.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                           May 31, 2003    May 31, 2002
                                           ------------    ------------
ASSETS
Current assets:
  Cash                                      $  4,650        $  4,773
  Accounts receivable, net                   175,164         153,178
  Inventories, net                           161,708         133,753
  Deferred income taxes                        7,323           4,807
  Other current assets                         9,830          18,675
                                            --------        --------
     Total current assets                    358,675         315,186

Property and equipment, net                   48,777          44,985
Intangible assets, net                        29,069          30,201
Deferred income taxes                          8,379          12,084
Other assets, net                             20,214          20,768
                                            --------        --------
     Total assets                           $465,114        $423,224
                                            ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt         $  5,000        $  5,044
  Accounts payable                           121,177         113,927
  Accrued expenses                            33,964          23,751
  Income taxes payable                         4,228           5,421
  Interest payable                             7,484           3,045
                                            --------        --------
     Total current liabilities               171,853         151,188

Long-term debt                               239,232         250,893
Other liabilities                              9,691           4,934
                                            --------        --------
     Total liabilities                       420,776         407,015
                                            --------        --------

Commitments and contingencies
  (Notes 8 and 12)

Stockholder's Equity
  Common stock and additional
    paid-in capital                          204,155         204,155
  Receivable from Parent                      (2,200)         (2,200)
  Accumulated deficit                       (157,252)       (183,941)
  Accumulated other comprehensive loss          (365)         (1,805)
                                            --------        --------
     Total stockholder's equity               44,338          16,209
                                            --------        --------
     Total liabilities and
       stockholder's equity                 $465,114        $423,224
                                            ========        ========

The accompanying notes are an integral part of the consolidated financial statements.



ICON Health & Fitness, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands)

                                      For the Year Ended May 31,
                                    2003          2002         2001
                                 ----------    ---------    ---------
Net sales                        $1,011,544    $ 871,399    $ 796,994
Cost of sales                       713,415      635,046      580,484
                                 ----------    ---------    ---------
Gross profit                        298,129      236,353      216,510
                                 ----------    ---------    ---------
Operating expenses:
  Selling                           134,047      101,355       86,279
  Research and development           11,648       10,405       10,851
  General and administrative         81,766       68,089       64,631
                                  ---------    ---------    ---------
Total operating expenses            227,461      179,849      161,761
                                  ---------    ---------    ---------

Income from operations               70,668       56,504       54,749

Interest expense                    (25,105)     (26,149)     (34,771)
Amortization of deferred
  financing fees                     (1,267)      (3,146)      (3,189)
Loss on extinguishment of debt            -       (7,435)           -
                                  ---------    ---------    ---------
Income before income taxes           44,296       19,774       16,789
Provision for income taxes           17,607          380        3,483
                                  ---------    ---------    ---------
Net income                           26,689       19,394       13,306
Other comprehensive income
  (loss), comprised of foreign
  currency translation adjustment,
  net of income tax expense of
  $883 in 2003 and $129 in 2002
  and net of a tax benefit of
  $325 in 2001.                       1,440          210         (532)
                                  ---------    ---------    ---------
Comprehensive income              $  28,129    $  19,604    $  12,774
                                  =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


ICON Health & Fitness, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
(In Thousands, except share amounts)

                 Common Stock and
                    additional
                 paid-in capital                                Accumulated    Total
                 ----------------  Receivable                     other     stockholder's
                                      from      Accumulated   comprehensive   equity
                 Shares   Amount     Parent       deficit      Income (loss) (deficit)
                -------------------------------------------------------------------------
Balance at
  May 31, 2000    1,000   $204,155   $ (2,200)  $ (216,641)      $(1,483)    $(16,169)

Other
  comprehensive
  loss                -          -          -            -          (532)        (532)
Net income            -          -          -       13,306             -       13,306
               -------------------------------------------------------------------------
Balance at
  May 31, 2001    1,000    204,155     (2,200)    (203,335)       (2,015)      (3,395)

Other
  comprehensive
  income              -          -          -            -           210          210
Net income            -          -          -       19,394             -       19,394
               -------------------------------------------------------------------------
Balance at
  May 31, 2002    1,000    204,155     (2,200)    (183,941)       (1,805)      16,209

Other
  comprehensive
  income              -          -          -            -         1,440        1,440
Net income            -          -          -       26,689             -       26,689
               -------------------------------------------------------------------------
Balance at
  May 31, 2003    1,000   $204,155   $ (2,200)  $ (157,252)      $  (365)    $ 44,338
                  ======================================================================

The accompanying notes are an integral part of the consolidated financial statements.


ICON Health & Fitness, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                               For the Year Ended May 31,
                                             2003          2002         2001
                                           ---------    ---------    ---------
OPERATING ACTIVITIES:
Net income                                 $  26,689     $ 19,394     $ 13,306
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Benefit for deferred taxes                   306      (10,138)        (588)
    Gain on sale of property
      and equipment                               (5)           -            -
    Amortization of gain on
      extinguishment of debt                       -       (1,191)      (1,300)
    Amortization of deferred financing fees    1,267        3,146        3,189
    Amortization of debt discount                 73           18            -
    Depreciation and amortization             19,170       19,162       17,372
    Loss on extinguishment of debt                 -        7,435            -
Changes in operating assets and liabilities,
  net of acquisitions:
      Accounts receivable, net               (21,986)     (19,968)     (14,097)
      Inventories, net                       (27,955)      12,231      (14,784)
      Other assets, net                       10,327       (4,162)      (3,098)
      Accounts payable and accrued expenses   18,526         (671)      10,040
      Income taxes payable                    (1,193)       5,076          345
      Interest payable                         4,439        2,272        2,022
      Other liabilities                        1,980        4,934            -
                                           ---------    ---------    ---------
Net cash provided by operating activities     31,638       37,538       12,407
                                           ---------    ---------    ---------
INVESTING ACTIVITIES:
Purchase of property and equipment           (16,952)     (11,624)     (16,095)
Purchase of intangible assets                 (4,892)      (5,200)      (2,693)
Acquisitions, net of cash acquired                 -         (306)      (3,997)
Proceeds from sale of property
  and equipment                                   19            -            -
                                           ---------    ---------    ---------
Net cash used in investing activities        (21,825)     (17,130)     (22,785)
                                           ---------    ---------    ---------
FINANCING ACTIVITIES:
Borrowings (payments) on
  revolving credit facility, net              (6,749)      32,831       19,497
Payments on other long-term debt                 (29)         (48)        (376)
Proceeds from April 2002 term notes                -       25,000            -
Payments on April 2002 term notes             (5,000)      (1,250)           -
Payments on September 1999 term notes              -     (172,834)      (9,273)
Proceeds from 11.25% notes                         -      152,813            -
Payments to 12% noteholders                        -      (46,053)           -
Payment of fees-debt portion                    (481)      (9,757)      (1,153)
                                           ---------    ---------    ---------
Net cash provided by (used in)
  financing activities                       (12,259)     (19,298)       8,695
                                           ---------    ---------    ---------
Effect of exchange rates on cash               2,323          339         (857)
                                           ---------    ---------    ---------
Net increase (decrease) in cash                 (123)       1,449       (2,540)
Cash, beginning of period                      4,773        3,324        5,864
                                           ---------    ---------    ---------
Cash, end of period                        $   4,650     $  4,773     $  3,324
                                           =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Description of Business

     Basis of Presentation - The consolidated financial statements include the accounts of ICON Health & Fitness, Inc., and its wholly owned subsidiaries ("the Company"). At May 31, 2003 and 2002, the Company was a wholly owned subsidiary of HF Holdings, Inc. ("HF Holdings" or the "Parent").

     Description of Business - The Company is principally involved in the development, manufacturing and distribution of home fitness equipment. The Company's revenues are derived from the sale of various aerobic and anaerobic fitness product lines in domestic and foreign markets. Because product life cycles can be short in the fitness industry, the Company emphasizes new product innovation and product repositioning. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts and retail outlets.


2.   Significant Accounting Policies

     Principles of Consolidation - All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Cash - At May 31, 2003, substantially all of the Company's cash is held by two banks located in Illinois and Massachusetts. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

     Inventories - Inventories consist primarily of raw materials (principally parts and supplies) and finished goods, and are valued at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

     Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to expense as incurred.

     Intangible Assets - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS
No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective June 1, 2002. The Company completed an impairment evaluation of its goodwill as of June 1, 2002 and May 31, 2003. No impairment was identified.

     At June 1, 2002, goodwill totaled $5,624,000, net of accumulated amortization of $1,919,000. The following table presents what reported net income would have been for the years ended May 31, 2002 and 2001 under SFAS No. 142:

                                                       Year Ended May 31,
                                                         2002        2001
                                                   --------------------------
      Reported net income                             $ 19,394    $ 13,306
      Add back:  Goodwill amortization, net of
                 income tax of $143 and $143
                 respectively, for the years ended
                 May 31, 2002 and 2001                     234         234
                                                   --------------------------
      Adjusted net income                             $ 19,628    $ 13,540
                                                   ==========================

     Intangible assets other than goodwill are recorded at cost and are amortized on a straight-line basis over the following estimated useful lives:

                Trademarks          20 years
                Other                5 years

     Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of its review, the Company does not believe that as of May 31, 2003 and 2002, any impairment exists related to its long-lived assets.

     Deferred Financing Costs - The Company deferred certain debt issuance costs relating to the establishment of the New 2002 Credit Facilities and the issuance of the 11.25% Notes as part of the April 2002 Refinancing (see Note 8). These costs are capitalized in other long-term assets and are being amortized using the effective interest method. Deferred costs relating to the 12% Notes and existing bank credit agreement were written off as part of the April 2002 Refinancing.

     Advertising Costs - The Company expenses the costs of advertising as incurred, except for the cost of direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 2003 and 2002, $1,792,000 and $1,586,000, respectively, of capitalized advertising costs were included in other current assets. For the fiscal years ended May 31, 2003, 2002 and 2001, total advertising expense was approximately $30,743,000, $17,169,000 and $13,011,000, respectively.

     Revenue Recognition - The Company recognizes revenue upon the shipment of product to the customer. Allowances are recognized for estimated returns, discounts, advertising programs and warranty costs associated with these sales.

     Concentration of Credit Risk - The primary financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to Sears Roebuck ("Sears"). Sears accounted for approximately 39%, 44% and 44% of the total net sales for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. Accounts receivable from Sears accounted for approximately 31% and 35% of gross accounts receivable at May 31, 2003 and 2002, respectively. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivable due from, any of its major customers would have a material adverse effect on the Company's business.

     Research and Development Costs - Research and product development costs are expensed as incurred. Research and development activities include the design of new products and product enhancements, and are performed by both internal and external sources.

     Income Taxes - The Company accounts for income taxes utilizing the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities at currently enacted tax rates. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized.

     As of May 31, 2003 and 2002, the Company was included as part of the consolidated tax return filed by HF Holdings, Inc. The income tax provision for the Company has been prepared on a separate company basis.

     Foreign Operations - Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars and the Euro and transactions with foreign entities that result in income and expense for the Company are translated at the weighted average rate of exchange during the period. Translation gains and losses are reflected as a separate component of other comprehensive income
(loss). Transaction gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) and were not material in the fiscal years ended May 31, 2003, 2002 and 2001. For the fiscal years ended May 31, 2003, 2002 and 2001, the Company's foreign operations represented less than 10% of the Company's net sales and effects of exchange rate changes did not have a material impact on the Company's earnings.

     Warranty Reserves - The Company maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on the Company's reported results. The following table provides a reconciliation of the changes in the Company's product warranty reserve (table in thousands):


                                              Year Ended May 31,
                                     ----------------------------------
                                        2003        2002        2001
                                     ----------------------------------
Warranty Reserve:
Balance at beginning of year          $ 1,290     $ 2,557     $ 2,570
Additions:
  Charged to costs and expenses         1,349           -          30
Deductions:
  Reduction in reserve                      -      (1,267)        (43)
                                     ----------------------------------
Balance at end of year                $ 2,639     $ 1,290     $ 2,557
                                     ==================================

     The reduction in the warranty reserve in the fiscal year ended May 31, 2002 resulted primarily from the reclassification of the accrued warranty reserve on long-term maintenance contracts to deferred revenue. Revenue from these contracts is recognized ratably over the term of the contract.

     Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

     11.25% Notes - fair value equals quoted market price.

     Other long-term debt - fair value approximates carrying value since such debt is primarily variable rate debt.

     The carrying amounts and fair values of long-term debt at May 31, 2003 and 2002 were as follows (table in thousands):

                        2003         2003         2002          2002
                      -------------------------------------------------
                      Carrying     Estimated     Carrying     Estimated
                       Amount     Fair Value      Amount     Fair Value
                      -------------------------------------------------
11.25% Notes          $152,903    $162,750       $152,831     $152,831
Other long-term debt    91,329      91,329        103,106      103,106

     Stock-Based Compensation Plans - The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the period ending May 31, 2003. As permitted by SFAS No. 148, the Company will continue to account for its stock based compensation according to the provisions of APB No. 25.

     Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net earnings would have been as follows (table in thousands):

                                                Year Ended May 31,
                                              2003      2002     2001
                                             ------   -------   -------
Net income, as reported                     $26,689   $19,394   $13,306
Less: Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards, net of related tax effects     28       133       133
                                            -------   -------   -------
Pro forma net income                        $26,661   $19,261   $13,173
                                            =======   =======   =======

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

     New Accounting Standards - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 effective June 1, 2003 did not have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" which supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and resulted in the 2002 loss on debt extinguishment being reclassified from an extraordinary item to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement and report of costs associated with exit or disposal activities initiated after December 31, 2002 and is not expected to have a material effect on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company has adopted EITF 01-09 effective June 1, 2002, which reduced net sales for the fiscal year ended May 31, 2003 by approximately $31.5 million with a corresponding reduction of selling, general and administrative expenses. This change has no effect on income from operations or net income. For comparative purposes, net sales for fiscal years ended
May 31, 2002 and 2001 have been reduced by approximately $24.7 million and $23.5 million respectively, with a corresponding reduction of selling, general and administrative expenses.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material effect on its consolidated financial statements.

     Reclassifications - Certain balances of the prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or total assets.


3.   Accounts Receivable

     Accounts receivable, net, consist of the following (table in thousands):

                                                May 31,
                                          2003         2002
                                       ---------------------
          Trade accounts receivable     $183,558     $161,117
          Less allowance for doubtful
            accounts, advertising
            discounts and credit memos    (8,394)      (7,939)
                                        ---------------------
                                        $175,164     $153,178
                                        =====================

4.   Inventories

     Inventories, net, consist of the following (table in thousands):

                                               May 31,
                                          2003          2002
                                        ---------------------
          Raw materials, principally
            parts and supplies          $ 53,748     $ 60,136
          Finished goods                 107,960       73,617
                                        ---------------------
                                        $161,708     $133,753
                                        =====================

     Inventories are net of allowances (primarily for finished goods) of $3,900,000 and $3,275,000 at May 31, 2003 and 2002, respectively. These allowances are established based on management's estimates of inventory held at fiscal year end that is potentially obsolete or for which its market value is below cost.


5.   Property and Equipment

     Property and equipment, net, consist of the following (table in thousands):

                            Estimated           May 31,
                           Useful lives      2003      2002
                           ----------------------------------
                             (Years)
          Land                    -       $ 2,160    $ 1,472
          Building and
            improvements   up to 31        21,053     21,174
          Equipment and
            tooling             3-7        75,053     73,304
                                         --------------------
                                           98,266     95,950
          Less accumulated
            depreciation                  (49,489)   (50,965)
                                         --------------------
                                         $ 48,777   $ 44,985
                                         ====================

     For the fiscal years ended May 31, 2003, 2002 and 2001, the Company recorded depreciation expense of $13,166,000, $13,398,000 and $13,619,000, respectively.

6.   Intangible Assets

     Intangible assets, net, consist of the following (table in thousands):

                      May 31, 2003                    May 31, 2002
           --------------------------------  ------------------------------
                      Accumulated                      Accumulated
               Cost   Amortization   Net        Cost   Amortization   Net
           --------------------------------  -------------------------------
Goodwill     $ 7,543   $ (1,919)   $ 5,624    $ 7,543   $ (1,919)   $ 5,624
Trademarks    27,607    (10,247)    17,360     27,963     (8,495)    19,468
Other         13,944     (7,859)     6,085     10,813     (5,704)     5,109
           --------------------------------  -------------------------------
             $49,094   $(20,025)   $29,069    $46,319   $(16,118)   $30,201
           ================================  ===============================

     Amortization expense related to intangible assets for the fiscal years ended May 31, 2003, 2002 and 2001 was $6,004,000, $5,764,000 and $3,753,000,
respectively. Approximately $5,624,000 of the net goodwill at May 31, 2003 is tax deductible in future periods. Estimated amortization expense for years ending after May 31, 2003 is as follows (table in thousands):


                      Year Ending May 31,
                      ---------------------------
                      2004               $  4,428
                      2005                  3,813
                      2006                  2,930
                      2007                  1,930
                      2008                  1,171
                      Thereafter            9,173
                                         --------
                                         $ 23,445
                                         ========

7.   Other Assets

     Other assets, net, consist of the following (table in thousands):

                                                May 31,
                                           2003        2002
                                         ---------------------
          Deferred financing costs, net  $  8,356   $  9,142
          Long-term receivables, net          556     10,362
          Long-term portion of trade
            receivables                     7,255          -
          Other                             4,047      1,264
                                        ---------------------
                                         $ 20,214   $ 20,768
                                        =====================

     At May 31, 2003 and 2002, deferred financing costs are net of accumulated amortization of $1,438,000 and $171,000, respectively.

     Long-term receivables consist of receivables whose collection is not considered to be current because the customer is in bankruptcy and whose carrying values have been written down to net realizable value. At May 31, 2003 and 2002, long-term receivables are net of an allowance for doubtful accounts of $70,000 and $2,434,000, respectively.

     As of May 31, 2003, long-term portion of trade receivables consists of the long-term portion of receivables from direct response sales. The allowance for doubtful accounts related to the long-term portion of these receivables is not significant.


8.   Long-Term Debt

     Long-term debt consists of the following (table in thousands):

                                               May 31,
                                          2003         2002
                                        --------------------
          2002 Revolver                  $ 72,563   $ 79,312
          2002 Term Loan                   18,750     23,750
          11.25% Senior Subordinated
            Notes, face amount
            $155,000, net of
            unamortized discount of
            $2,096 and $2,169 at
            May 31, 2003 and
            2002, respectively.           152,903    152,831
          Other                                16         44
                                        --------------------
                                          244,232    255,937
          Less current portion             (5,000)    (5,044)
                                        --------------------
                                         $239,232   $250,893
                                        ====================

April 2002 Refinancing

     In April 2002, the Company entered into new credit facilities and issued new 11.25% senior subordinated notes ("11.25% notes") (the "April 2002 Refinancing"). The Company used the net proceeds of the 11.25% Notes and the New 2002 Credit Facilities to repay all outstanding indebtedness under the existing credit agreement, to redeem in full all of the outstanding 12% subordinated notes due 2005, to pay accrued interest and premiums thereon, and pay certain transaction fees and expenses.

New Credit Facilities

     In connection with the April 2002 Refinancing, the Company entered into new credit facilities (the "New 2002 Credit Facilities") of $235 million with a syndicate of banks and financial services companies.

     The New 2002 Credit Facilities include a $210 million revolving credit line (the "2002 Revolver"), which includes a letter of credit sub-facility of up to $10 million and a swing line sub-facility of up to $10 million. The term is five years. Borrowing availability is limited to certain percentages of qualified assets as specified in the agreement. The letter of credit margin of 2% and an unused facility fee of .50% per annum of the average unused daily balance of the 2002 Revolver are due monthly.

     In addition, the New 2002 Credit Facilities include a $25 million Term Loan ("2002 Term Loan") with a 58-month term. The 2002 Term Loan amortizes quarterly at a rate of $1,250,000. At the Company's option, the 2002 Revolver and 2002 Term Loan bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.25% and 1.75%, respectively, or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.625% and 3.125%, respectively. If the 2002 Revolver is terminated or if the 2002 Term Loan is prepaid, certain prepayment premiums will apply.

     All loans under the New 2002 Credit Facilities are collateralized by a first priority security interest in all of the existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company's first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

     All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the New 2002 Credit Facilities. If the Company were to default under these New 2002 Credit Facilities, the lenders would foreclose on the pledge and take control of the Company.

     The new credit agreement contains a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a maximum capital expenditures test, minimum debt service coverage ratio, minimum EBITDA, maximum senior leverage ratio and minimum revenue. At May 31, 2003, the Company was in compliance with all of its debt covenants.

11.25% Senior Subordinated Notes

     The new 11.25% Notes are due April 2012. The 11.25% Notes were issued with a face principal amount of $155 million at a price of 98.589%. Interest is due January 1 and July 1 of each year, beginning on July 1, 2003. The 11.25% Notes are redeemable for a premium of between 1% and 5.625% anytime after April 2007, as outlined in the indenture. Up to 35% of the 11.25% Notes can be redeemed prior to April 1, 2005 at an 11.25% premium. The 11.25% Notes are guaranteed on an unsecured, senior subordinated basis by the Company's existing and future domestic subsidiaries.

     The 11.25% Notes contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, enter into mergers or consolidations or sell all, or substantially all, of their assets.

     The table below reflects the scheduled principal payment terms of the Company's long-term debt (table in thousands):


               Year ending May 31,
               -------------------
              2004                                $  5,000
              2005                                   5,000
              2006                                   5,000
              2007                                  76,328
              2008                                       -
              Thereafter                           155,000
                                                  --------
                                                   246,328
              Unamortized debt discount             (2,096)
                                                  --------
                                                  $244,232
                                                  ========

     For the fiscal year ended May 31, 2002, a loss of approximately $7.4 million was recorded on the extinguishment of the Company's Old 1999 Credit Facilities and the 12% Notes.

9.  Stockholder's Equity

     The Company has 3,000 shares of $.01 par value common stock authorized and 1,000 shares issued and outstanding.

     During the fiscal year ended May 31, 2000, the Company established a new Junior Management stock option plan (the "Plan") and issued 333,300 options to purchase common stock of HF Holdings with an exercise price of $5.83 to members of the Plan. These options have a ten-year life, 25% vested immediately and the balance vests in 25% increments on each anniversary of the grant date. The following table summarizes activity under the Plan for the fiscal years ended May 31, 2003, 2002 and 2001:

                                                   Year Ended May 31,
                                       2003               2002               2001
                                 --------------------------------------------------------
                                         Weighted           Weighted           Weighted
                                          Average            Average            Average
                                         Exercise           Exercise           Exercise
                                 Shares   Price     Shares   Price    Shares    Price
                                 --------------------------------------------------------
  Outstanding at beginning
   of year                       333,330   $ 5.83   333,300   $ 5.83   333,330   $ 5.83
  Granted                              -                  -        -         -        -
  Expired                              -                  -        -         -        -
  Exercised                            -                  -        -         -        -
  Forfeited                            -                  -        -         -        -
                                 --------------------------------------------------------
  Outstanding at end of year     333,330   $ 5.83   333,300   % 5.83   333,330   $ 5.83
                                 ========================================================
  Options exercisable at
    end of year                  333,330            249,975            166,650
                                 ========================================================
  Weighted average fair market
    value of options granted
    during year                        -                  -                  -
                                 ========================================================




     The following table summarizes information about stock options outstanding at May 31, 2003:

                Options Outstanding                     Options Exercisable
-----------------------------------------------------------------------------------------
                                  Weighted
                                   Average         Weighted                      Weighted
Range of                          Remaining        Average                       Average
Exercise        Number           Contractual       Exercise        Number        Exercise
 Prices       Outstanding       Life(in years)       Price       Exercisable       Price
-----------------------------------------------------------------------------------------
 $5.83          333,300              6.3            $5.83          333,330        $5.83

     The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate of 6.00%; (2) expected life of five years; (3) dividend yield of zero; and (4) a volatility of zero.


10.  Income Taxes

     The provision for income taxes consists of the following (table in thousands):

                                   Year Ended May 31,
                    ---------------------------------------------------
                             2003          2002          2001
                    ---------------------------------------------------
Current:
  Federal                 $ 12,453      $ 10,178       $ 2,720
  State                      1,067           872           233
  Foreign                    3,781         2,293         1,118
                    ---------------------------------------------------
     Total current          17,301        13,343         4,071
                    ---------------------------------------------------
Deferred:
  Federal                      346       (12,323)       (1,041)
  State                         30        (1,055)          (90)
  Foreign                      (70)          415           543
                    ---------------------------------------------------
     Total deferred            306       (12,963)         (588)
                    ---------------------------------------------------
Total provision for
  income taxes            $ 17,607      $    380       $ 3,483
                    ===================================================


     The components of the Company's income before income taxes are as follows (table in thousands):

                                     Year Ended May 31,
                    ---------------------------------------------------
                             2003          2002          2001
                    ---------------------------------------------------
  Domestic                $ 39,944      $ 17,017      $ 14,964
  Foreign                    4,352         2,757         1,825
                    ---------------------------------------------------
                          $ 44,296      $ 19,774      $ 16,789
                    ===================================================


     The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                     Year Ended May 31,
                    ---------------------------------------------------
                             2003          2002          2001
                    ---------------------------------------------------
Statutory federal
  income tax rate             35%           35%           35%
State tax provision            3             3             3
Benefit from net
  operating loss
  related to
  September 1999
  Restructuring                -             -           (17)
Provision for (Benefit
  from) Internal Revenue
  Service adjustment           2           (59)            -
Foreign income taxes           3            25             9
Foreign tax credit            (3)           (9)           (1)
Other                          -             7            (8)
                    ---------------------------------------------------
Provision for
  Income taxes                40%            2%           21%
                    ===================================================

     At May 31, 2003 and 2002, the net deferred tax asset consists of the following (table in thousands):

                                                     May 31,
                                               -------------------
                                                 2003       2002
                                               -------------------
Deferred tax assets:
  Foreign net operating loss carryforwards      $ 8,037   $ 8,244
  Expenses capitalized for income tax purposes   11,208    12,276
  Reserves and allowances                         5,999     4,478
  Deferred compensation plan                      1,525       470
  Uniform capitalization of inventory             1,069       728
  Other                                           2,029     2,763
                                               -------------------
  Total deferred tax assets:                    $29,867   $28,959
                                               ===================

Deferred tax liabilities:
  Property and equipment                        $ 4,389   $ 2,044
  Other                                           1,739     1,780
                                               -------------------
  Total deferred tax liabilities:               $ 6,128   $ 3,824
                                               ===================

  Valuation allowance                            (8,037)   (8,244)
                                               -------------------
  Net deferred tax asset                        $15,702   $16,891
                                               ===================

     In February 2002, the Internal Revenue Service ("IRS") completed an examination of the Company's taxable years ended May 31, 1997, 1996 and 1995. In May 2003, the examination report was approved by the Congressional Joint Committee. As a result of this examination, approximately $35.0 million of previously deducted expenses for tax purposes were capitalized during the fiscal year ended May 31, 2002 and are currently being amortized over fifteen years. These adjustments created a long-term deferred tax asset of approximately $11.5 million.

     During the fiscal year ended May 31, 2002, the valuation allowance increased by $624,000 due to additional foreign net operating loss carryforwards that may not be utilized in future years. During the fiscal year ended May 31, 2001, the valuation allowance decreased by $16,466,000 due to the elimination of net operating loss carryforwards that would provide no future benefit to the Company.

     Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the balance of the net deferred tax asset as of May 31, 2003. However, there can be no assurance that the Company will generate any specific level of taxable income or that it will be able to realize any of the remaining deferred tax assets in future periods. If the Company were unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

     During the fiscal year ended May 31, 2001, the Company utilized approximately $9.5 million in net operating loss carryforwards generated during the period from September 1999 to May 2000.

     At May 31, 2003, the Company had approximately $21.2 million of foreign net operating loss carryforwards which may be carried forward indefinitely. The Company has provided a full valuation allowance against the deferred tax asset related to these carryforwards.


11. Supplemental Disclosures of Cash Flow
Information

                                  Year Ended May 31,
                    -------------------------------------------
                             2003          2002          2001
                    -------------------------------------------
  Cash paid during the period for (in thousands):
  Interest                 $20,665       $27,222       $34,063
  Income taxes, net          9,813         8,221         6,131

Non-cash investing and financing activities:

     During the fiscal year ended May 31, 2001, the Company added interest of $2.9 million to long-term debt principal.

12.  Commitments and Contingencies

     Leases - The Company has noncancellable operating leases, primarily for warehouse and production facilities and computer and production equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under noncancellable operating leases consist of the following (table in thousands):

                                Year ending May 31:
                                ------------------
                                2004      $  9,131
                                2005        10,917
                                2006         7,818
                                2007         4,715
                                2008         1,456
                          Thereafter         2,324
                                ------------------
                                          $ 36,361
                                ==================

     Rental expense under noncancellable operating leases was approximately $14,650,000, $15,060,000 and $15,282,000 for the fiscal years ended May 31,
2003, 2002 and 2001, respectively.

     Environmental Issues - The Company's operations are subject to federal, state and local health, safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. As of July 17, 2003, the Company was unaware of any environmental, health or safety violations.

     Product Liability - Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2002 to October 1, 2003 of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $1,000,000. For occurrences prior to October 1, 2002, the policy provides coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $500,000. For occurrences prior to October 1, 2001, the policy provides coverage of up to $5.0 million per occurrence and $25.0 million in the aggregate. The policy has a deductible on each claim ranging from $100,000 to $250,000. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

     Other Litigation - The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations or financial position.

     In December 2001, a claim was made against the Company alleging the Company received $1.7 million of preferential transfers in connection with the 1999 Service Merchandise bankruptcy proceedings. The proposed claim is currently being vigorously defended by the Company's counsel. At this time, the Company and its counsel are unable to determine the likelihood of an unfavorable outcome or the amount or range of potential recovery or loss.

     The Company is involved in litigation with Vectra Fitness, Inc. ("Vectra"). Vectra filed a civil action in the United States District Court, for the Western District of Washington in Seattle, Washington. Vectra is alleging one claim of patent infringement by the Company on one of its patents. The complaint seeks monetary damages and other relief. This case is currently being vigorously defended by the Company's counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

     The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations or financial position.

     Retirement Plans - All employees who have met minimum age and service requirements are eligible to participate in the 401(k) savings plan. Company contributions to the plan for the fiscal years ended May 31, 2003, 2002 and 2001 were $630,000, $610,000 and $540,000, respectively.

     In September 2001, the Company established a nonqualified deferred compensation plan that permits certain employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's consolidated balance sheet, as this trust will be available to the Company's general creditors in the event of insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at May 31, 2003 and 2002 of $4,015,000 and $1,238,000, respectively, and which is recorded within other liabilities in the Company's consolidated balance sheet, reflects amounts due to employees who contributed to the plan. The Company's contributions to the deferred compensation plan for the fiscal years ended May 31, 2003 and 2002 were $1,293,000 and $120,000, respectively.

     Employment Agreements - In May of 2003, the Company renegotiated the September 27, 1999 employment agreements ("second amendment") with each of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The second amendment extends these agreements to September 27, 2005. The employment agreements provide for the continued employment of Chairman and Chief Executive Officer with an increase in base salary from $525,000 to $625,000, and President and Chief Operating Officer with an increase in base salary from $475,000 to $575,000. Except as set forth below, in all other material respects the agreements are substantially identical to the September 1999 agreement.

     The second amendment provides for a one-time retention bonus for each of Chairman and Chief Executive Officer and President and Chief Operating Officer of $300,000. Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's credit facility) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 1.50% for Chairman and Chief Executive Officer and 1.32% for President and Chief Operating Officer. The executives will not be entitled to a bonus, however, unless the Company's Profits exceed 5.5% of net sales.

     The Company may terminate each executive's employment (1) for cause as provided in each agreement, (2) upon six months' disability, or (3) without cause. Each executive may similarly terminate his employment immediately for cause as provided in his employment agreement, upon three months notice to perform full-time church service or for any reason upon six months' notice.

     The employment agreements prohibit the executives from engaging in outside business activity during the term, subject to certain exceptions. The employment agreements provide for customary confidentiality obligations and, in addition, a non-competition obligation for a period of four years following termination (two years if the executive quits with cause or without cause or is terminated without cause, except that the Company may, at the Company's option, extend such period for up to two additional years by paying the executive his salary and bonus during the extended period).

     In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The total project cost is anticipated to be approximately $12.0 million, with $7.0 million to be funded in the form of equity by the subsidiary, and approximately $5.0 million in the form of debt. The Company's share of the equity investment is expected to be approximately $5.0 million. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China.


13.  Related Party Transactions

Management Fees

     The Company has an agreement with major stockholders of HF Holdings who provide management and advisory services to the Company. Total annual fees due under this agreement are $800,000, for the fiscal years ended May 31, 2003, 2002 and 2001. The Company recorded management fee expense of $800,000 each year. If the Company enters into any acquisition transaction involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction to these stockholders. In addition, in the event of a Liquidity Event (as defined in the Stockholder's Agreement), the Company will pay a fee in an amount which will approximate 1% of the purchase price of the transaction to another major stockholder.

Airplane Lease

     In June 1996, the Company entered into an agreement with FG
Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company committed to lease an airplane from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month.

     In February 2002, the Company entered into a new agreement with FG whereby the Company terminated the original airplane lease and committed to lease a new airplane from FG. Minimum lease rentals under the lease, which expires February 2009, are $120,000 per month. The Company is responsible for scheduled maintenance and fuel costs; however, these costs reduce the monthly rental. In addition, the Company is responsible for payment of the aircraft crew and any unscheduled maintenance of the aircraft. In connection with its airplane lease commitments, the Company recorded $809,000, $695,000 and $903,000 of rental expense for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. In addition, in February 2002, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

Receivable from Parent

     As part of the September 1999 Restructuring, HF Holdings loaned to senior management an aggregate of $2.2 million against non-recourse notes with a maturity of 10 years. HF Holdings used funds advanced from the Company to make the loans. The notes bear interest at a rate equal to that of the New Credit Facilities, payable in cash until the first date as of which the cumulative net taxable income of the Company arising on or after the date of consummation of the September 1999 Restructuring exceeds zero. As of May 31, 2003 and 2002, these notes are non-interest bearing. The notes may be accelerated upon specified defaults and liquidity events, and are collateralized by shares of HF Holdings common stock.


14.  Acquisition of Business

     On December 20, 2000, the Company acquired certain assets of a corporation. The aggregate purchase price was $3,997,000, net of cash acquired of $3,438. The acquisition was accounted for under the purchase method of accounting.

     The costs of the acquisition have been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as reflected in the following table (in thousands). The results of the operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. The acquired corporation's historical revenue and net income for the period preceding the acquisition date was not significant to the Company.

     Fair value of assets acquired:
        Trade accounts receivable               $   756
        Inventories                                 835
        Property and equipment                      429
        Goodwill                                  4,430
        Other                                        32
                                                 -------
          Total assets acquired                   6,482

     Liabilities assumed:
        Accounts payable                         (2,320)
        Other                                      (100)
        Note payable                                (65)
                                                -------
          Total liabilities assumed              (2,485)
                                                -------
     Cash paid for acquisition                  $ 3,997
                                                =======

     As a result of a contingent purchase price agreement, the Company paid $306,000 of additional consideration during the fiscal year ended May 31, 2002, which was classified as goodwill.


15.  Geographic Segment Information

     Based on the Company's method of internal reporting, the Company operates and reports as a single industry segment, which is, development, manufacturing and distribution of home fitness equipment.

     Revenue and long-lived asset information by geographic area as of and for the fiscal years ended May 31 is as follows (table in thousands):

                    Revenues                       Long-lived
              for the years ended May 31    assets (net) as of May 31,
            -----------------------------  ----------------------------
                2003     2002     2001          2003          2002
            -----------------------------  ----------------------------
United States $924,047 $794,319 $728,221      $44,961       $41,650
Foreign         87,497   77,080   68,773        3,816         3,335
            -----------------------------  ----------------------------
     Total  $1,011,544 $871,399 $796,994      $48,777       $44,985
            =============================  ============================

     Foreign revenue is based on the country in which the sales originate (i.e. where the legal subsidiary is domiciled). Revenue from no single foreign country was material to the consolidated revenues of the Company.


16.  Condensed Consolidating Financial Statements

     The Company's subsidiaries JumpKing, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of May 31, 2003 and 2002 and condensed consolidating statements of operations and cash flows for each of the years in the three year period ended May 31, 2003.

     2. The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.


                             Supplemental Condensed Consolidating Balance Sheet
                                           Year ended May 31, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                    $    941      $  2,385       $ 1,324     $       -      $  4,650
Accounts receivable,
  net                    103,461        74,425        12,376       (15,098)      175,164
Inventories, net         101,297        51,142         9,825          (556)      161,708
Deferred income taxes      6,838           241           244             -         7,323
Other current assets       1,611         4,397         3,822             -         9,830
                        --------      --------       -------     ---------      --------
Total current assets     214,148       132,590        27,591       (15,654)      358,675
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     37,813         9,581         1,383             -        48,777
Receivable from
  affiliates             116,479        25,889             -      (142,368)            -
Intangible assets, net    20,295         7,556         1,218             -        29,069
Deferred income taxes      8,154           225             -             -         8,379
Investment in
  subsidiaries            57,793             -             -       (57,793)            -
Other assets, net         12,936         7,255            23             -        20,214
                        --------      --------       -------     ---------      --------
Total Assets            $467,618      $183,096       $30,215     $(215,815)     $465,114
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt        $  5,000      $      -       $     -     $       -      $  5,000
Accounts payable          86,192        25,876        24,207       (15,098)      121,177
Accrued expenses          21,772         6,802         5,390             -        33,964
Income taxes payable       3,969          (856)        1,115             -         4,228
Interest payable           7,484             -             -             -         7,484
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            124,417        31,822        30,712       (15,098)      171,853
                        --------     ---------       -------     ---------      --------

Long-term debt           239,217            15             -             -       239,232
Other liabilities          4,015         5,676             -             -         9,691
Payable to affiliates     25,889        95,128        21,351      (142,368)            -

Stockholder's equity (deficit):
Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from Parent    (2,200)            -             -             -        (2,200)
Retained earnings
  (accumulated deficit) (130,525)       11,191       (24,478)      (13,440)     (157,252)
Accumulated other
  comprehensive
  income (loss)              481         2,005        (2,851)            -          (365)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         74,080        50,455       (21,848)      (58,349)       44,338
                        --------     ---------       -------     ---------      --------
Total Liabilities
  and Stockholder's
  Equity                $467,618      $183,096       $30,215     $(215,815)     $465,114
                        ========      ========       =======     ==========     ========


                              Supplemental Condensed Consolidating Balance Sheet
                                            Year Ended May 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                  $    327       $  1,448       $ 2,998     $       -       $  4,773
Accounts receivable,
  net                  104,553         54,071        11,249       (16,695)       153,178
Inventories, net        82,558         45,657         5,847          (309)       133,753
Deferred income taxes    4,591            214             2             -          4,807
Other current assets     8,472          8,457         1,746             -         18,675
                      --------       --------       -------     ---------       --------
Total current assets   200,501        109,847        21,842       (17,004)       315,186
                      --------       --------       -------     ---------       --------

Property and
  equipment, net        34,031         10,101           853             -         44,985
Receivable from
  affiliates            81,636         16,361             -       (97,997)             -
Intangible assets,
  net                   20,466          8,517         1,218             -         30,201
Deferred income taxes   11,402            377           305             -         12,084
Investment in
  subsidiaries          31,104              -             -       (31,104)             -
Other assets, net       20,756              -            12             -         20,768
                      --------       --------       -------     ---------       --------
Total Assets          $399,896       $145,203       $24,230     $(146,105)      $423,224
                      ========       ========       =======     ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt      $  5,000       $     44       $     -     $       -       $  5,044
Accounts payable        81,909         28,586        20,127       (16,695)       113,927
Accrued expenses        16,280          4,998         2,473             -         23,751
Income taxes payable         -          5,069           352             -          5,421
Interest payable         3,045              -             -             -          3,045
                      --------       --------       -------     ---------       --------
Total current
  liabilities          106,234         38,697        22,952       (16,695)       151,188
                      --------       --------       -------     ---------       --------

Long-term debt         247,197          3,696             -             -        250,893
Other liabilities        4,934              -             -             -          4,934
Payable to affiliates   16,361         60,784        20,852       (97,997)             -

Stockholder's equity (deficit):

Common stock and
  additional paid-in
  capital              206,324         37,259         5,481       (44,909)       204,155
Receivable from Parent  (2,200)             -             -             -         (2,200)
Retained earnings
  (accumulated
  deficit)            (178,954)         5,632       (24,115)       13,496       (183,941)
Accumulated other
  comprehensive loss         -           (865)         (940)            -         (1,805)
                      --------       --------       -------     ---------       --------
Total stockholder's
  equity (deficit)      25,170         42,026       (19,574)      (31,413)        16,209
                      --------       --------       -------     ---------       --------
Total Liabilities
  and Stockholder's
  Equity              $399,896       $145,203       $24,230     $(146,105)      $423,224
                      ========       ========       =======     ==========      ========


                         Supplemental Condensed Consolidating Statement of Operations
                                           Year ended May 31, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $659,357      $300,539       $51,648       $     -     $1,011,544
Cost of sales           499,796       183,755        29,617           247        713,415
                       --------      --------       -------       -------     ----------
Gross profit            159,561       116,784        22,031          (247)       298,129

Total operating
  expenses              103,988       103,883        19,590             -        227,461
                       --------      --------       -------       -------     ----------
Income (loss)
  from operations        55,573        12,901         2,441          (247)        70,668
Interest expense        (23,299)          (32)       (1,774)            -        (25,105)
Amortization of
  deferred financing
  fees                   (1,267)            -             -             -         (1,267)
Equity in earnings
  of subsidiaries         4,949             -             -        (4,949)             -
                       --------      --------       -------       -------     ----------
Income (loss)
  before income taxes    35,956        12,869           667        (5,196)        44,296
Provision for
  income taxes            9,267         7,310         1,030             -         17,607
                       --------      --------       -------       -------     ----------
Net income (loss)      $ 26,689      $  5,559       $  (363)      $(5,196)    $   26,689
                       ========      ========       =======       =======     ==========



                         Supplemental Condensed Consolidating Statement of Operations
                                            Year ended May 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $623,012      $206,193       $42,194        $    -       $871,399
Cost of sales           464,431       141,733        29,025          (143)       635,046
                       --------      --------       -------        ------       --------
Gross profit            158,581        64,460        13,169           143        236,353

Total operating
  expenses               98,244        68,127        13,478             -        179,849
                       --------      --------       -------        ------       --------
Income (loss)
  from operations        60,337        (3,667)         (309)          143         56,504
Interest expense        (23,200)       (1,177)       (1,772)            -        (26,149)
Amortization of
  deferred financing
  fees                   (3,146)            -             -             -         (3,146)
Loss on
  extinguishment of
  debt                   (7,435)            -             -             -         (7,435)
Equity in earnings
  of subsidiaries        (6,629)            -             -         6,629              -
                       --------      --------       -------        ------       --------
Income (loss)
  before income taxes    19,927        (4,844)       (2,081)        6,772         19,774
Provision (benefit)
  for income taxes          533          (404)          251             -            380
                       --------      --------       -------        ------       --------
Net income (loss)      $ 19,394      $ (4,440)      $(2,332)       $6,772       $ 19,394
                       ========      ========       =======        ======       ========

                        Supplemental Condensed Consolidating Statement of Operations
                                           Year Ended May 31, 2001
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $652,445      $106,685       $37,864        $    -       $796,994
Cost of sales           474,343        81,163        25,055           (77)       580,484
                       --------      --------       -------        ------       --------
Gross profit            178,102        25,522        12,809            77        216,510

Total operating
  expenses              122,140        25,870        13,751             -        161,761
                       --------      --------       -------        ------       --------
Income (loss)
  from operations        55,962          (348)         (942)           77         54,749
Interest expense        (31,875)       (1,408)       (1,488)            -        (34,771)
Amortization of
  deferred financing
  fees                   (3,189)            -             -             -         (3,189)
Equity in earnings
  of subsidiaries        (4,503)            -             -         4,503              -
                       --------      --------       -------        ------       --------
Income (loss)
  before income taxes    16,395        (1,756)       (2,430)        4,580         16,789
Provision for
  income taxes            3,089            60           334             -          3,483
                       --------      --------       -------        ------       --------
Net income (loss)      $ 13,306      $ (1,816)      $(2,764)       $4,580       $ 13,306
                       ========      =========      ========       ======       ========


                          Supplemental Condensed Consolidating Statement of Cash Flows
                                            Year Ended May 31, 2003
                      ---------------------------------------------------------------------
                         ICON         Combined      Combined
                        Health &      Guarantor   Non-Guarantor
                      Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                      ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash provided by
  (used in) operating
  activities:          $ 55,844      $(24,595)      $   389        $    -       $ 31,638
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (18,568)       (2,301)         (956)            -        (21,825)
                       --------      --------       -------        ------       --------
Financing activities:
  Borrowings on
    revolving credit
    facility, net        (6,749)            -             -             -         (6,749)
  Payments on other
    long-term debt            -           (29)            -             -            (29)
  Payments on April
    2002 term notes      (5,000)            -             -             -         (5,000)
  Payment of fees-debt     (481)            -             -             -           (481)
  Other                 (25,315)       24,816           499             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  (used in) financing
  activities:           (37,545)       24,787           499             -        (12,259)
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash             883         3,046        (1,606)            -          2,323
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                   614           937        (1,674)            -           (123)
Cash, beginning of period   327         1,448         2,998             -          4,773
                       --------      --------       -------        ------       --------
Cash, end of period    $    941      $  2,385       $ 1,324        $    -       $  4,650
                       ========      ========       =======        ======       ========


                        Supplemental Condensed Consolidating Statement of Cash Flows
                                       Year Ended May 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash provided by
  operating
  activities:          $ 30,169      $  6,133      $  1,236        $    -       $ 37,538
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (13,747)       (2,834)         (549)            -        (17,130)
                       --------      --------       -------        ------       --------
Financing activities:
  Borrowings on
    revolving credit
    facility, net        32,831             -             -             -         32,831
  Payments on other
    long-term debt, net       -           (48)            -             -            (48)
  Proceeds from April
    2002 term notes      25,000             -             -             -         25,000
  Payments on April
    2002 term notes      (1,250)            -             -             -         (1,250)
  Payments on September
    1999 term notes    (172,834)            -             -             -       (172,834)
  Proceeds from
    11.25% notes        152,813             -             -             -        152,813
  Payments to 12%
    noteholders         (46,053)            -             -             -        (46,053)
  Payment of fees-debt   (9,757)            -             -             -         (9,757)
  Other                   1,540        (2,689)        1,149             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  (used in) financing
  activities:           (17,710)       (2,737)        1,149             -        (19,298)
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash               -           273            66             -            339
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                (1,288)          835         1,902             -          1,449
Cash, beginning of period 1,615           613         1,096             -          3,324
                       --------      --------       -------        ------       --------
Cash, end of period    $    327      $  1,448       $ 2,998        $    -       $  4,773
                       ========      ========       =======        ======       ========


                        Supplemental Condensed Consolidating Statement of Cash Flows
                                         Year Ended May 31, 2001
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &      Guarantor   Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash provided by
  (used in) operating
  activities:          $ 28,025      $(14,425)      $  (330)       $ (863)      $ 12,407
                       --------      --------       -------        ------       --------
Investing activities:
Net cash provided by
  (used in) investing
  activities:           (16,526)       (7,271)          149           863        (22,785)
                       --------      --------       -------        ------       --------
Financing activities:
  Borrowings on
    revolving credit
    facility, net        19,497             -             -             -         19,497
  Payments on other
    long-term debt, net    (393)           17             -             -           (376)
  Payments on September
    1999 term notes      (9,273)            -             -             -         (9,273)
  Payment of fees-debt   (1,153)            -             -             -         (1,153)
  Other                 (22,195)       22,381          (186)            -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  (used in) financing
  activities:           (13,517)       22,398          (186)            -          8,695
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash               -          (622)         (235)            -           (857)
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                (2,018)           80          (602)            -         (2,540)
Cash, beginning of period 3,633           533         1,698             -          5,864
                       --------      --------       -------        ------       --------
Cash, end of period    $  1,615      $    613       $ 1,096        $    -       $  3,324
                       ========      ========       =======        ======       ========


                      Valuation and Qualifying Accounts
                       Financial Statement Schedule II
                                (in thousands)

                                              Year Ended May 31,
                                     ----------------------------------
                                        2003        2002        2001
                                     ----------------------------------
Trade accounts receivable-allowance
  for doubtful accounts,
  advertising discounts and
  and credit memos:

Balance at beginning of year         $  7,939    $  6,752    $  7,004
Additions:
  Charged to costs and expenses
    (allowance for doubtful accounts
    and credit memos)                  14,528       4,658       3,582
  Charged to costs and expenses
    (discounts and advertising)        52,461      45,998      41,668
Deductions:
  Accounts charged off (allowance
    for doubtful accounts and
    credit memos)                     (12,460)     (3,906)     (5,044)
  Accounts charged off (advertising)  (54,074)    (45,563)    (40,458)
                                     ----------------------------------
Balance at end of year               $  8,394     $ 7,939    $  6,752
                                     ==================================

                                               Year Ended May 31,
                                     ----------------------------------
                                        2003        2002        2001
                                     ----------------------------------
Inventory reserve:
Balance at beginning of year          $ 3,275     $ 3,185     $ 2,829
Additions:
  Charged to costs and expenses           625         679         506
Deductions:
  Reduction in reserve                      -        (589)       (150)
                                     ----------------------------------
Balance at end of year                $ 3,900     $ 3,275     $ 3,185
                                     ==================================



                                   CERTIFICATION
                                   --------------

I, Scott R. Watterson, certify that:

1. I have reviewed this annual report of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 29, 2003

/s/ Scott R. Watterson
----------------------
Scott R. Watterson
Chief Executive Officer


                                   CERTIFICATION
                                   --------------

I, Gary E. Stevenson, certify that:

1. I have reviewed this annual report of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 29, 2003

/s/ Gary E. Stevenson
---------------------
Gary E. Stevenson
Chief Operating Officer


                                   CERTIFICATION
                                   --------------

I, S. Fred Beck, certify that:

1. I have reviewed this annual report of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 29, 2003

/s/ S. Fred Beck
----------------
S. Fred Beck
Chief Financial Officer