Form 10-Q
period 2003-08-30
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON IP INC; 510152 N B LTD; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; ICON HEALTH & FITNESS INC
filed 2003-10-14
CIK 785312, 1174469, 1174470, 1182076, 1101202, 1101200, 1101201, 934798

FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             (Mark One)
[*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE
       ACT OF 1934 for the fiscal quarter ended August 30, 2003

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






                       ICON Health & Fitness, Inc.

                                 INDEX

                                                               Page No.
                                                               --------

PART I -    FINANCIAL INFORMATION                                    3

Item 1.     Financial Statements                                   3-5

            Condensed Consolidating Balance
            Sheets (Unaudited) as of August 30, 2003,
            May 31, 2003 and August 31, 2002                         3

            Condensed Consolidating Statements of
            Operations (Unaudited) for the three months
            ended August 30, 2003 and August 31, 2002                4

            Condensed Consolidating Statements
            of Cash Flows (Unaudited) for the three
            months ended August 30, 2003 and August 31, 2002         5

            Notes to Condensed Consolidating
            Financial Statements (Unaudited)                      6-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           15-21

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                       21

Item 4.     Controls and Procedures                                 21

PART II -   OTHER INFORMATION                                       22

Item 1.     Legal Proceedings                                       22

Item 2.     Changes in Securities                                   22

Item 3.     Defaults Upon Senior Securities                         22

Item 4.     Submission of Matters to a Vote of
            Security Holders                                        22

Item 5.     Other Information                                       22

Item 6.     Exhibits and Reports on Form 8-K                        22

Signatures                                                          22

Certifications                                                   23-25

Exhibit Index                                                       26







                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited)
(In Thousands)

                             August 30, 2003    May 31, 2003    August 31, 2002
                             ---------------    ------------    ---------------
ASSETS
Current assets:
  Cash                           $  4,442          $  4,650          $  6,460
  Accounts receivable, net        182,064           175,164           155,679
  Inventories, net:
    Raw materials                  66,518            53,748            79,451
    Finished goods                130,711           107,960           105,490
                                 --------          --------          --------
  Total inventories, net          197,229           161,708           184,941
  Income taxes receivable             162                 -                 -
  Deferred income taxes             7,206             7,323             4,990
  Other current assets              9,067             9,830            17,369
                                 --------          --------          --------
    Total current assets          400,170           358,675           369,439

Property and equipment            103,708            98,266           100,638
Less accumulated depreciation     (52,862)          (49,489)          (54,219)
                                 --------          --------          --------
Property and equipment, net        50,846            48,777            46,419
Intangible assets, net             27,897            29,069            29,962
Deferred income taxes               9,573             8,379            12,088
Other assets, net                  20,969            20,214            21,839
                                 --------          --------          --------
    Total assets                 $509,455          $465,114          $479,747
                                 ========          ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of
    long-term debt               $  5,000          $  5,000          $  5,011
  Accounts payable                125,734           121,177           125,819
  Accrued expenses                 28,555            33,964            22,602
  Income taxes payable                  -             4,228             1,805
  Interest payable                  3,165             7,484             3,616
                                 --------          --------          --------
    Total current liabilities     162,454           171,853           158,853
Long term-debt                    292,478           239,232           302,191
Other liabilities                   9,920             9,691             6,160
                                 --------          --------          --------
    Total liabilities             464,852           420,776           467,204
Minority interest                   3,100                 -                 -
Stockholder's equity
  Common stock and additional
     paid-in capital              204,155           204,155           204,155
  Receivable from Parent           (2,200)           (2,200)           (2,200)
  Accumulated deficit            (158,978)         (157,252)         (187,381)
  Accumulated other
     comprehensive loss            (1,474)             (365)           (2,031)
                                 --------          --------          --------
Total stockholder's equity         41,503            44,338            12,543
                                 --------          --------          --------
Total liabilities and
     stockholder's equity        $509,455          $465,114          $479,747
                                 ========          ========          ========

The accompanying notes are an integral part of the unaudited condensed consolidating financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                      For the Three Months Ended
                                 August 30, 2003      August 31, 2002
                                 ---------------      ---------------
Net sales                            $197,823             $170,223
Cost of sales                         134,248              126,820
                                     --------             --------
Gross profit                           63,575               43,403
                                     --------             --------

Operating expenses:
  Selling                              34,341               22,469
  Research and development              3,251                2,620
  General and administrative           21,212               16,241
                                     --------             --------
Total operating expenses               58,804               41,330
                                     --------             --------

Income from operations                  4,771                2,073

Interest expense                        5,993                6,399
Amortization of deferred
  financing fees                           41                  303
                                     --------            ---------
Loss before income taxes               (1,263)              (4,629)
Provision for (benefit from)
  income taxes                            463               (1,189)
                                     --------            ---------
Net loss                               (1,726)              (3,440)

Other comprehensive loss:
Foreign currency translation
  adjustment, net of tax benefit
  of $680 in fiscal 2004 and $144
  in fiscal 2003.                      (1,109)                (226)
                                     ---------            ---------
Comprehensive loss                   $ (2,835)            $ (3,666)
                                     =========            =========









The accompanying notes are an integral part of the unaudited condensed consolidating financial statements.





ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                      For the Three Months Ended
                                   August 30, 2003    August 31, 2002
                                   ---------------    ---------------
OPERATING ACTIVITIES:
Net loss                              $  (1,726)         $  (3,440)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Benefit from deferred taxes              (397)               (43)
  Amortization of deferred
    financing fees                           41                303
  Depreciation and amortization           5,477              4,177
  Amortization of debt discount              91                 32
Changes in operating assets and liabilities:
  Accounts receivable, net               (6,900)            (2,501)
  Inventories, net                      (35,521)           (51,188)
  Other assets, net                         389               (150)
  Accounts payable and accrued expenses    (852)            10,969
  Income taxes, net                      (4,390)            (3,616)
  Interest payable                       (4,319)               571
  Other liabilities                        (168)             1,226
                                      ---------          ---------
Net cash used in
  operating activities                  (48,275)           (43,660)
                                      ---------          ---------
INVESTING ACTIVITIES:
Purchases of property and equipment      (3,720)            (4,612)
Purchases of property and
  equipment - China                      (1,840)                 -
Purchase of intangible assets              (814)              (760)
Acquisition                                   -                (42)
                                      ---------          ---------
Net cash used in
  investing activities                   (6,374)            (5,414)
                                      ---------          ---------
FINANCING ACTIVITIES:
Borrowings on revolving credit
  facility, net of payments              53,155             52,483
Payments on term note                         -             (1,250)
Minority interest                         3,100                  -
Payment of fees - debt portion              (25)              (102)
                                      ---------          ---------
Net cash provided by
  financing activities                   56,230             51,131
                                      ---------          ---------
Effect of exchange rates on cash         (1,789)              (370)
                                      ---------          ---------
Net increase (decrease) in cash            (208)             1,687
Cash at beginning of period               4,650              4,773
                                      ---------          ---------
Cash at end of period                 $   4,442          $   6,460
                                      =========          =========

The accompanying notes are an integral part of the unaudited condensed consolidating financial statements.


   NOTES TO CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Unaudited)
   -----------------------------------------------------------------

Note A - Basis of Presentation

     This report covers ICON Health & Fitness, Inc. & Subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

     The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has more than 4,500 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license.

     The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain reclassifications of previously reported financial information were made to conform to the current period's presentation.

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended August 30, 2003 and August 31, 2002. The condensed consolidating financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2003 included in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003. Interim results including comparative balance sheets are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of August 30, 2003, there have been no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

Note B - Accounting Changes

     See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.



Note C - Commitments and Contingencies

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2003 to October 1, 2004 of up to $10.0 million per occurrence and $10.0 million in the aggregate. The policy has a deductible on each claim of up to $1.0 million. For occurrences prior to October 1, 2003, the policy provides coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $1.0 million. For occurrences prior to October 1, 2002, the policy provides coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $0.5 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

     The Company is party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of its business. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect upon its results of operations, liquidity or financial position.

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

     The Company was involved in litigation with Vectra Fitness, Inc. ("Vectra"). Vectra filed a civil action in the United States District Court, for the Western District of Washington in Seattle, Washington. In September 2003, the Company, in settlement of litigation, entered into a license agreement with Vectra for certain strength training equipment.

     The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, liquidity or financial position.

     In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The Company's equity interest in the foreign subsidiary is 70%. The total project cost is anticipated to be approximately $12.0 million, which will be funded in the form of equity and debt. The Company amended its credit agreement to provide for the debt portion. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. As of August 30, 2003, the Company has made contributions of $2.0 million and the minority interest contributions were $3.1 million. The minority interest shareholder is also a long-time vendor of the Company and has transacted approximately $23.5 million in sales with the Company during the three month period ended August 30, 2003. He also holds an equity interest in the Company. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.


Note D - Guarantor/Non-Guarantor Financial Information

     The Company's subsidiaries Jumpking, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc., Free Motion Fitness, Inc. and ICON IP, Inc. ("Guarantor Subsidiaries") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of August 30, 2003, May 31, 2003 and August 31, 2002 and condensed consolidating statements of operations and cash flows for the three months ended August 30, 2003 and August 31, 2002.

     2. The Company's combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.



























                             Supplemental Condensed Consolidating Balance Sheet
                                              August 30, 2003
                    ----------------------------------------------------------------------
                       ICON         Combined      Combined
                     Health &      Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                    ------------  ------------  -------------  ------------   ------------
ASSETS
Current assets:

Cash                 $    880      $  2,978       $   584      $       -       $  4,442
Accounts
  receivable, net     116,651        73,435         9,953        (17,975)       182,064
Inventories, net      129,861        57,524        10,471           (627)       197,229
Income taxes
  receivable            1,018          (313)         (543)             -            162
Deferred income
  taxes                 6,743           238           225              -          7,206
Other current assets      493         4,786         3,788              -          9,067
                     --------      --------       -------      ---------       --------
Total current assets  255,646       138,648        24,478        (18,602)       400,170
                     --------      --------       -------      ---------       --------

Property and
  equipment, net       38,383        11,221         1,242              -         50,846
Intangible
  assets, net          19,363         7,316         1,218              -         27,897
Deferred income taxes   8,543         1,030             -              -          9,573
Receivable from
  affiliates          113,303        23,229             -       (136,532)             -
Investment in
  subsidiary           46,909             -             -        (46,909)             -
Other assets, net      13,316         7,632            21              -         20,969
                     --------      --------       -------      ---------       --------
Total Assets         $495,463      $189,076       $26,959      $(202,043)      $509,455
                     ========      ========       =======      =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt     $  5,000      $      -       $     -      $       -       $  5,000
Accounts payable       87,472        29,169        27,068        (17,975)       125,734
Accrued expenses       18,191         7,429         2,935              -         28,555
Interest payable        3,165             -             -              -          3,165
                     --------      --------       -------      ---------       --------
Total current
  liabilities         113,828        36,598        30,003        (17,975)       162,454
                     --------      --------       -------      ---------       --------

Long-term debt        292,464            14             -              -        292,478
Other liabilities       4,412         5,508             -              -          9,920
Payable to affiliates  23,229        91,574        21,729       (136,532)             -

Minority interest           -             -             -          3,100          3,100

Stockholder's equity (deficit):
Common stock and
  additional paid-in
  capital             206,324        42,359         5,481        (50,009)       204,155
Receivable from
  Parent               (2,200)            -             -              -         (2,200)
Retained earnings
  (accumulated
  deficit)           (143,075)       11,390       (26,666)          (627)      (158,978)
Accumulated other
  comprehensive
  income (loss)           481         1,633        (3,588)             -         (1,474)
                     --------      --------       -------      ---------       --------
Total stockholder's
  equity (deficit)     61,530        55,382       (24,773)       (50,636)        41,503
                     --------      --------       -------      ---------       --------
Total Liabilities
  and Stockholder's
  Equity (Deficit)   $495,463      $189,076       $26,959      $(202,043)      $509,455
                     ========      ========       =======      =========       ========

                             Supplemental Condensed Consolidating Balance Sheet
                                              May 31, 2003
                    ---------------------------------------------------------------------
                      ICON         Combined      Combined
                     Health &      Guarantor    Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------- ------------  ------------- ------------   ------------
ASSETS

Current assets:
Cash                 $    941      $  2,385       $ 1,324      $       -       $  4,650
Accounts
  receivable, net     103,461        74,425        12,376        (15,098)       175,164
Inventories, net      101,297        51,142         9,825           (556)       161,708
Deferred income
  taxes                 6,838           241           244              -          7,323
Other current
  assets                1,611         4,397         3,822              -          9,830
                     --------      --------       -------      ---------       --------
Total current
  assets              214,148       132,590        27,591        (15,654)       358,675
                     --------      --------       -------      ---------       --------
Property and
  equipment, net       37,813         9,581         1,383              -         48,777
Receivable from
  affiliates          116,479        25,889             -       (142,368)             -
Intangible assets,
  net                  20,295         7,556         1,218              -         29,069
Deferred income
  taxes                 8,154           225             -              -          8,379
Investment in
  subsidiaries         57,793             -             -        (57,793)             -
Other assets, net      12,936         7,255            23              -         20,214
                     --------      --------       -------      ---------       --------
Total Assets         $467,618      $183,096       $30,215      $(215,815)      $465,114
                     ========      ========       =======      =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt     $  5,000      $      -       $     -      $       -       $  5,000
Accounts payable       86,192        25,876        24,207        (15,098)       121,177
Accrued expenses       21,772         6,802         5,390              -         33,964
Income taxes payable    3,969          (856)        1,115              -          4,228
Interest payable        7,484             -             -              -          7,484
                     --------      --------       -------      ---------       --------
Total current
  liabilities         124,417        31,822        30,712        (15,098)       171,853
                     --------      --------       -------      ---------       --------
Long-term debt        239,217            15             -              -        239,232
Other liabilities       4,015         5,676             -              -          9,691
Payable to
  affiliates           25,889        95,128        21,351       (142,368)             -

Stockholder's equity (deficit):
Common stock and
  additional
  paid-in capital     206,324        37,259         5,481        (44,909)       204,155
Receivable from
  Parent               (2,200)            -             -              -         (2,200)
Retained earnings
  (accumulated
  deficit)           (130,525)       11,191       (24,478)       (13,440)      (157,252)
Accumulated other
  comprehensive
  income (loss)           481         2,005        (2,851)             -           (365)
                     --------      --------       -------      ---------       --------
Total stockholder's
  equity (deficit)     74,080        50,455       (21,848)       (58,349)        44,338
                     --------      --------       -------      ---------       --------
Total Liabilities
  and Stockholder's
  Equity (Deficit)   $467,618      $183,096       $30,215      $(215,815)      $465,114
                     ========      ========       =======      =========       ========

                             Supplemental Condensed Consolidating Balance Sheet
                                              August 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                     Health &      Guarantor    Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries   Eliminations   Consolidated
                    ------------- ------------  -------------  ------------   ------------
ASSETS
Current assets:

Cash                 $  2,925      $  1,813       $ 1,722      $       -       $  6,460
Accounts
  receivable, net     113,808        50,195         9,785        (18,109)       155,679
Inventories, net      120,121        56,999         8,238           (417)       184,941
Deferred income
  taxes                 4,538           211           241              -          4,990
Other current assets    8,316         7,191         1,862              -         17,369
                     --------      --------       -------      ---------       --------
Total current assets  249,708       116,409        21,848        (18,526)       369,439
                     --------      --------       -------      ---------       --------

Property and
  equipment, net       35,590         9,939           890              -         46,419
Intangible
  assets, net          20,576         8,190         1,196              -         29,962
Deferred income taxes  10,548         1,540             -              -         12,088
Receivable from
  affiliates           94,031        14,187             -       (108,218)             -
Investment in
  subsidiary           44,909             -             -        (44,909)             -
Other assets, net      21,827             -            12              -         21,839
                     --------      --------       -------      ---------       --------
Total Assets         $477,189      $150,265       $23,946      $(171,653)      $479,747
                     ========      ========       =======      =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt     $  5,000      $     11       $     -      $       -       $  5,011
Accounts payable       98,649        24,964        20,315        (18,109)       125,819
Accrued expenses       14,082         5,941         2,579              -         22,602
Income taxes payable     (373)        1,808           370              -          1,805
Interest payable        3,616             -             -              -          3,616
                     --------      --------       -------      ---------       --------
Total current
  liabilities         120,974        32,724        23,264        (18,109)       158,853
                     --------      --------       -------      ---------       --------

Long-term debt        302,169            22             -              -        302,191
Other liabilities       2,463         3,697             -              -          6,160
Payable to affiliates  14,186        72,872        21,160       (108,218)             -

Stockholder's equity (deficit):

Common stock and
  additional paid-in
  capital             206,323        37,260         5,481        (44,909)       204,155
Receivable from
  Parent               (2,200)            -             -              -         (2,200)
Retained earnings
  (accumulated
  deficit)           (166,726)        4,425       (24,663)          (417)      (187,381)
Accumulated other
  comprehensive
  income (loss)             -          (735)       (1,296)             -         (2,031)
                     --------      --------       -------      ---------       --------
Total stockholder's
  equity (deficit)     37,397        40,950       (20,478)       (45,326)        12,543
                     --------      --------       -------      ---------       --------
Total Liabilities
  and Stockholder's
  Equity (Deficit)   $477,189      $150,265       $23,946      $(171,653)      $479,747
                     ========      ========       =======      =========       ========

                         Supplemental Condensed Consolidating Statement of Operations
                                       Three Months Ended August 30, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                     Health &      Guarantor    Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries   Eliminations   Consolidated
                    ------------- ------------  -------------  ------------   ------------
Net sales             $112,576      $76,141        $ 9,106       $     -       $197,823
Cost of sales           82,253       46,262          5,662            71        134,248
                      --------      -------        -------       -------       --------
Gross profit            30,323       29,879          3,444           (71)        63,575

Total operating
  expenses              24,430       28,821          5,553             -         58,804
                      --------      -------        -------       -------       --------
Income (loss) from
  operations             5,893        1,058         (2,109)          (71)         4,771
Interest expense         5,517            1            475             -          5,993
Amortization of deferred
  financing fees            41            -              -             -             41
Equity in losses
  (earnings)
  of subsidiaries        2,061            -              -        (2,061)             -
                      --------      -------        -------       -------       --------
Income (loss) before
  income taxes          (1,726)       1,057         (2,584)        1,990         (1,263)
Provision for
  (benefit from)
  income taxes               -          859           (396)            -            463
                      --------      -------        -------       -------       --------
Net income (loss)     $ (1,726)     $   198        $(2,188)      $ 1,990       $ (1,726)
                      ========      =======        =======       =======       ========

                       Supplemental Condensed Consolidating Statement of Operations
                                      Three Months Ended August 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries   Eliminations   Consolidated
                    ------------- ------------  -------------  ------------   ------------
Net sales             $106,399      $56,271        $ 7,553       $     -       $170,223
Cost of sales           83,173       38,650          4,889           108        126,820
                      --------      -------        -------       -------       --------
Gross profit            23,226       17,621          2,664          (108)        43,403

Total operating
  expenses              19,755       18,802          2,773             -         41,330
                      --------      -------        -------       -------       --------
Income (loss) from
  operations             3,471       (1,181)          (109)         (108)         2,073
Interest expense         5,956            4            439             -          6,399
Amortization of deferred
  financing fees           303            -              -             -            303
Equity in losses
  (earnings)
  of subsidiaries        1,863            -              -        (1,863)             -
                      --------      -------        -------       -------       --------
Income (loss) before
  income taxes          (4,651)      (1,185)          (548)        1,755         (4,629)
Provision for
  (benefit from)
  income taxes          (1,211)          22              -             -         (1,189)
                      --------      -------        -------       -------       --------
Net income (loss)     $ (3,440)     $(1,207)       $  (548)      $ 1,755       $ (3,440)
                      ========      =======        =======       =======       ========




                       Supplemental Condensed Consolidating Statement of Cash Flows
                                     Three Months Ended August 30, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                     Health &     Guarantor     Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries   Eliminations  Consolidated
                    ------------- ------------  -------------  ------------  ------------
Operating activities:

Net cash used in
  operating
  activities:         $(46,967)     $  (908)        $  (400)      $    -       $(48,275)
                      --------      -------         -------       ------       --------

Investing activities:

Net cash provided by
  (used in) investing
  activities:           (4,060)      (2,333)             19            -         (6,374)
                       --------      -------         -------       ------       --------

Financing activities:

  Borrowings on
   revolving credit
   facility, net        53,155            -               -            -         53,155
  Minority interest     (2,000)       5,100               -            -          3,100
  Payment of fees-
   debt portion            (25)           -               -            -            (25)
  Intercompany loan        515         (892)            377            -              -
                      --------      -------         -------       ------       --------
Net cash provided
  by financing
  activities:           51,645        4,208             377            -         56,230
                      --------      -------         -------       ------       --------

Effect of exchange rate
  changes on cash         (680)        (372)           (737)           -         (1,789)
                      --------      -------         -------       ------       --------
Net increase (decrease)
  in cash                  (62)         595            (741)           -           (208)
Cash, beginning of
  period                   941        2,385           1,324            -          4,650
                      --------      -------         -------       ------       --------
Cash, end of period   $    879      $ 2,980         $   583       $    -       $  4,442
                      ========      =======         =======       ======       ========



























                        Supplemental Condensed Consolidating Statement of Cash Flows
                                     Three Months Ended August 31, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries   Eliminations   Consolidated
                    ------------- ------------  -------------  ------------   ------------
Operating activities:

Net cash used in
  operating
  activities:        $(29,209)      $(13,028)      $(1,423)       $   -         $(43,660)
                     --------       --------       -------        -----         --------

Investing activities:

Net cash used in
  investing
  activities:          (4,763)          (541)         (110)           -           (5,414)
                     --------       --------       -------        -----         --------

Financing activities:

  Borrowings (payments)
    on revolving credit
    facility, net      52,494            (11)             -            -           52,483
  Payments on
    term note          (1,250)             -             -            -           (1,250)
  Payment of
    fees-debt portion    (102)             -             -            -             (102)
  Other               (14,572)        14,264           308            -                -
                     --------       --------       -------        -----         --------
Net cash provided by
  financing
  activities:          36,570         14,253           308            -           51,131
                     --------       --------       -------        -----         --------

Effect of exchange
  rate changes on cash      -           (319)          (51)           -             (370)
                     --------       --------       -------        -----         --------
Net increase (decrease)
  in cash               2,598            365        (1,276)           -            1,687
Cash, beginning
  of period               327          1,448         2,998            -            4,773
                     --------       --------       -------        -----         --------
Cash, end of period  $  2,925       $  1,813       $ 1,722        $   -         $  6,460
                     ========       ========       =======        =====         ========





















Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Three Months Ended August 30, 2003 Compared to Three Months Ended
                            August 31, 2002
-----------------------------------------------------------------------

     We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have more than 4,500 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license.

     This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained in this report involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words and terms of similar substance express management's belief, expectations or intentions regarding future performance. Our actual results could differ materially from our historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in our Annual Report on Form 10-K/A and other factors and uncertainties contained in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

     Net sales for the first quarter of fiscal 2004 increased $27.6 million, or 16.2%, to $197.8 million from $170.2 million in the comparable period in 2003. The increase in sales was not attributable to a single customer, distributor or any other specific factor. The increase was across all product lines for which there was increased demand, particularly direct to consumer sales. Sales of our cardiovascular and other equipment in the first quarter fiscal 2004 increased $12.0 million, or 8.2%, to $158.7 million. Sales of our strength training equipment in the first quarter of fiscal 2004 increased $15.6 million, or 66.4%, to $39.1 million.

     Gross profit in the first quarter of fiscal 2004 was $63.6 million, or 32.2% of net sales, compared to $43.4 million, or 25.5% of net sales, in the first quarter of fiscal 2003. This increase was due to the increase in direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $11.8 million, or 52.4%, to $34.3 million in the first quarter of fiscal 2004. This increase occurred primarily due to increased spending for advertising and freight charges. Expressed as a percentage of net sales, selling expenses were 17.3% in the first quarter of fiscal 2004 compared to 13.2% in the first quarter of fiscal 2003.

     Research and development expenses increased $0.6 million, or 23.1%, to $3.2 million in the first quarter of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.6% in first quarter of fiscal 2004 and 1.5% in the first quarter of fiscal 2003.

     General and administrative expenses increased $5.0 million, or 30.9%, to $21.2 million in the first quarter of fiscal 2004. This increase for the period can be attributed to increases in depreciation expense, loss on currency translation and legal fees. Expressed as a percentage of net sales, general and administrative expenses were 10.7% in the first quarter of fiscal 2004 and 9.5% in the first quarter of fiscal 2003.

     As a result of the foregoing factors, income from operations increased $2.7 million, or 128.6%, to $4.8 million in the first quarter of fiscal 2004. Expressed as a percentage of net sales, income from operations was 2.4% in the first quarter of fiscal 2004 compared with 1.2% in the first quarter of fiscal 2003.

     As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $3.9 million or 61.9% to $10.2 million in the first quarter of fiscal 2004. Expressed as a percentage of net sales, EBITDA was 5.2% in the first quarter of fiscal 2004 compared with 3.7% in the first quarter of fiscal 2003.

     Interest expense, including amortization of deferred financing fees, decreased $0.7 million, or 10.4%, to $6.0 million in the first quarter of fiscal 2004. This decrease is a result of lower interest rates on our borrowings during the period.

     The provision for income taxes was $0.4 million in the first quarter of fiscal 2004, compared with a benefit of $1.2 million in the first quarter of fiscal 2003. The increase in income taxes is due to the change in deferred tax assets.

     As a result of the foregoing factors, the net loss was $1.7 million in the first quarter of fiscal 2004, compared to a net loss in the first quarter of fiscal 2003 of $3.4 million.

Seasonality

     The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every fiscal year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production.

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2004, 2003 and 2002:


























                                     First      Second      Third      Fourth
                                   Quarter(1) Quarter(2) Quarter(3) Quarter(4)
                                   ----------  ----------  ---------  ----------
                                                (dollars in millions)
Net Sales (5)
2004                                 $197.8      $    -     $    -     $    -
2003                                  170.2       292.7      344.0      204.6
2002                                  134.2       264.6      296.0      176.6

Net Income (Loss)
2004                                   (1.7)          -          -          -
2003                                   (3.4)       13.7       20.3       (3.9)
2002                                   (7.5)       11.1       25.5       (9.7)

The following is a reconciliation of net income (loss) to EBITDA by quarter (6):

EBITDA
2004
Net loss                              $(1.7)      $   -      $   -      $   -
Add back:
  Depreciation and amortization         5.5           -          -          -
  Provision for income tax              0.4           -          -          -
  Interest expense                      6.0           -          -          -
  Amortization of deferred
    financing fees                        -           -          -          -
                                      -----       -----      -----      -----
EBITDA                                $10.2       $   -      $   -      $   -
                                      =====       =====      =====      =====

2003
Net income (loss)                     $(3.4)      $13.7      $20.3      $(3.9)
Add back:
  Depreciation and amortization         4.2         4.0        5.0        6.0
  Provision for (benefit from)
    income tax                         (1.2)        8.3       10.7       (0.2)
  Interest expense                      6.4         6.5        6.3        5.9
  Amortization of deferred
    financing fees                      0.3         0.2        0.2        0.5
                                      -----       -----      -----      -----
EBITDA                                $ 6.3       $32.7      $42.5      $ 8.3
                                      =====       =====      =====      =====

2002
Net income (loss)                     $(7.5)      $11.1      $25.5      $(9.7)
Add back:
  Depreciation and amortization         4.5         4.3        4.9        5.5
  Provision for (benefit from)
    for income tax                     (4.8)        8.2        1.4       (4.4)
  Interest expense                      6.8         6.8        6.0        6.6
  Amortization of deferred
    financing fees                      0.9         0.9        0.9        0.4
                                      -----       -----      -----      -----
EBITDA                                $(0.1)      $31.3      $38.7      $(1.6)
                                      =====       =====      =====      =====
-----------

(1) Our first quarter ended August 30, August 31, and September 1 for fiscal years 2004, 2003 and 2002, respectively.

(2) Our second quarter ended November 30 and December 1 for fiscal years 2003 and 2002, respectively.

(3) Our third quarter ended March 1 and March 2 for fiscal years 2003 and 2002, respectively.

(4) Our fourth quarter ended May 31 for fiscal years 2003 and 2002, respectively.

(5) In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. We adopted EITF 01-09 in fiscal 2003. Net sales are shown as if EITF 01-09 were adopted for all periods presented. Net sales without the adjustment for EITF 01-09 were as follows:


                           First         Second          Third         Fourth
                         Quarter(1)     Quarter(2)     Quarter(3)     Quarter(4)
                         ----------     ----------     ----------     ----------
                                         (dollars in millions)
    Net Sales
      2004                 $202.8         $    -         $    -         $    -
      2003                  175.8          301.5          354.8          210.9
      2002                  138.1          272.1          304.9          181.0

(6) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. In addition, performance bonuses paid to management are based in part on EBITDA. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

Liquidity and Capital Resources

     Net cash used in operating activities was $48.3 million in the first quarter of fiscal 2004, as compared to $43.7 million of cash used in operating activities in the first quarter of fiscal 2003. In the first quarter of fiscal 2004, major sources of funds were non-cash provisions of $5.5 million for depreciation and amortization, and an increase in accounts payable of $4.6 million. These changes were offset by increases in inventory of $35.5 million, accounts receivable of $6.9 million and a decrease in accrued expenses of $5.5 million. These changes are due to increasing sales during the course of the first several months of the fiscal year leading up to our peak selling season, which occurs between the months of October and December. We sell the majority of our products to customers in the second and third fiscal quarters (i.e., from September through February). In the first quarter of fiscal 2003, major sources of funds were non-cash provisions of $4.2 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $11.0 million. These changes were offset by increases in inventory of $51.2 million and accounts receivable of $2.5 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $6.4 million in the first quarter of fiscal 2004, compared to $5.4 million in the first quarter of fiscal 2003. Investing activities in the first quarter of fiscal 2004 consisted primarily of capital expenditures of $5.6 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment of which $1.8 million related to China and purchases of intangible assets of $0.8 million. Cash used in investing activities in the first quarter of fiscal 2003, was primarily for capital expenditures of $4.6 million and purchases of intangible assets of $0.8 million.

     Net cash provided by financing activities was $56.2 million in the first quarter of fiscal 2004, compared to $51.1 million of cash provided by financing activities in the first quarter of fiscal 2003. Cash provided by financing activities resulted from borrowings on our new credit facility and the minority contribution of $3.1 million from our recent expansion to China.

     Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April of 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At August 30, 2003, we had $84.3 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the holiday and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

     The balance outstanding under the existing credit facility consisted of (in millions):

              August 30, 2003    August 31, 2002     May 31, 2003
              ---------------    ---------------     ------------
    Revolver      $125.7             $131.8             $ 72.6
    Term Loan       18.7               22.6               18.7
                  ------             ------             ------
                  $144.4             $154.4             $ 91.3
                  ======             ======             ======

     As of August 30, 2003, our consolidated indebtedness was approximately $297.5 million, of which approximately $144.4 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2003.

     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our existing credit facility, will be adequate to meet future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity. In May of 2003, we amended our credit agreement to provide for the debt financing in China.

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of August 30, 2003, there have been no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143, effective June 1, 2003, did not have a material effect on our financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement and report of costs associated with exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer". EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. We have adopted EITF 01-09 effective June 1, 2002, which reduces net sales with a corresponding reduction of selling, general and administrative expenses. This change had no effect on income from operations or net income.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value, or market value, and of the obligations we assume under that guarantee and must disclose that information in our interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB 123". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends disclosure requirements of Statement 123 to ensure that fair value disclosures are prominent in both annual and interim financial statements. The adoption of the provisions of SFAS No. 148 did not have a material effect on our financial position, operations or cash flows.

     In April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. We do not participate in such transactions, however, we are evaluating the effects of this new pronouncement, and, if any, will adopt FASB 149 within the prescribed time.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material effect on our consolidated financial statements.


Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

     We use long-term and medium-term debt as a source of capital. At
August 30, 2003, we had approximately $153.0 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     Our credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At August 30, 2003, we had approximately $144.5 million in outstanding variable rate debt.

Foreign Currency Risk

     In addition to the United States, we have operations or transact business in Canada, United Kingdom, France, Italy, Germany, and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to protect our margin on a portion of our forecasted foreign currency sales. As of August 30, 2003, no forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

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



Item 4 Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief
Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures
(as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note B in Item 1 of Part I.

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

        (b) Reports on Form 8-K

        Report on Form 8-K dated August 29, 2003 containing the Company's press release dated August 29, 2003 announcing earnings for the fourth quarter and fiscal 2003 which ended May 31, 2003.





SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ICON Health & Fitness, Inc.
(Registrant)



By       /s/ Gary Stevensen                      Date: October 14, 2003
   -----------------------------
      Gary Stevenson, President



By      /s/ S. Fred Beck                         Date: October 14, 2003
   --------------------------------------
    S. Fred Beck, Chief Financial Officer










































                                  CERTIFICATION
                                   -------------

I, Scott R. Watterson, certify that:

1. I have reviewed this quarterly report of ICON Health & Fitness, Inc.;

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


Date:  October 14, 2003

/s/ Scott R. Watterson
----------------------
Scott R. Watterson
Chief Executive Officer







                                  CERTIFICATION
                                   --------------

I, Gary E. Stevenson, certify that:

1. I have reviewed this quarterly report of ICON Health & Fitness, Inc.;

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


Date:  October 14, 2003

/s/ Gary E. Stevenson
---------------------
Gary E. Stevenson
Chief Operating Officer







                                  CERTIFICATION
                                   --------------

I, S. Fred Beck, certify that:

1. I have reviewed this quarterly report of ICON Health & Fitness, Inc.;

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


Date:  October 14, 2003

/s/ S. Fred Beck
----------------
S. Fred Beck
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