Form 10-Q
period 2003-11-29
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD; ICON IP INC
filed 2004-01-13
CIK 785312, 1174469, 1174470, 934798, 1101200, 1101201, 1101202, 1182076

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 (Mark One)
[*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                    EXCHANGE
       ACT OF 1934 for the quarterly period ended November 29, 2003

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



                       ICON Health & Fitness, Inc.

                                 INDEX

                                                               Page No.
                                                               --------

PART I -    FINANCIAL INFORMATION                                   3

Item 1.     Financial Statements                                  3-6

            Condensed Consolidated Balance
            Sheets as of November 29, 2003(unaudited),
            May 31, 2003 and November 30, 2002(unaudited)           3

            Condensed Consolidated Statements of
            Operations (unaudited) for the three months
            ended November 29, 2003 and November 30, 2002           4

            Condensed Consolidated Statements of
            Operations (unaudited) for the six months
            ended November 29, 2003 and November 30, 2002           5

            Condensed Consolidated Statements
            of Cash Flows (unaudited) for the six months
            ended November 29, 2003 and November 30, 2002           6

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                     7-15

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          16-23

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                      23

Item 4.     Controls and Procedures                                23


PART II -   OTHER INFORMATION                                      24

Item 1.     Legal Proceedings                                      24

Item 2.     Changes in Securities                                  24

Item 3.     Defaults Upon Senior Securities                        24

Item 4.     Submission of Matters to a Vote of
            Securities Holders                                     24

Item 5.     Other Information                                      24

Item 6.     Exhibits and Reports on Form 8-K                       24

Signatures                                                      24-25

Certifications                                                  26-28

Exhibit Index                                                      29










                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                           November 29, 2003   May 31, 2003   November 30, 2002
                           -----------------   ------------   -----------------
Assets                         (Unaudited)       (Restated)       (Restated)
                                                                  (Unaudited)
Current assets:
  Cash                           $  7,803         $  4,650          $  4,372
  Accounts receivable, net        303,053          175,164           246,350
  Inventories, net:
    Raw materials                  95,255           53,748            94,312
    Finished goods                121,239          107,960           106,229
                                 --------         --------          --------
  Total inventories, net          216,494          161,708           200,541
  Deferred income taxes             6,727            7,323             6,188
  Other current assets             10,829            9,830            12,396
                                 --------         --------          --------
Total current assets              544,906          358,675           469,847

Property and equipment            109,336           98,266           103,135
Less accumulated depreciation     (55,444)         (49,489)          (55,113)
                                 --------         --------          --------
Property and equipment, net        53,892           48,777            48,022
Intangible assets, net             30,194           29,069            30,877
Deferred income taxes               6,577            8,379            11,022
Other assets, net                  20,836           20,214            19,070
                                 --------         --------          --------
Total assets                     $656,405         $465,114          $578,838
                                 ========         ========          ========

Liabilities and Stockholder's Equity
Current liabilities:
  Current portion of
     long-term debt              $  5,000         $ 91,328          $190,486
  Accounts payable                203,234          121,177           166,249
  Accrued liabilities              31,641           33,964            25,452
  Income taxes payable              4,001            4,228             3,631
  Interest payable                  7,517            7,484             7,626
                                 --------         --------          --------
Total current liabilities         251,393          258,181           393,444
Long term-debt                    331,341          152,904           152,876
Other liabilities                  11,293            9,691             6,842
                                 --------         --------          --------
  Total liabilities               594,027          420,776            553,162
                                  --------         --------          --------

Minority interest                   3,500                -                 -

Stockholder's Equity
  Common stock and additional
     paid-in capital              204,155          204,155           204,155
  Receivable from Parent           (2,200)          (2,200)           (2,200)
  Accumulated deficit            (143,577)        (157,252)         (173,681)
  Accumulated other
     comprehensive income(loss)       500             (365)           (2,598)
                                 --------         --------          --------
Total stockholder's equity         58,878           44,338            25,676
                                 --------         --------          --------
Total liabilities and
     stockholder's equity        $656,405         $465,114          $578,838
                                 ========         ========          ========

See accompanying notes to condensed consolidated financial statements.





ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                       For the Three Months Ended
                                  November 29, 2003   November 30, 2002
                                  -----------------   -----------------
Net sales                               $331,822            $292,732
Cost of sales                            235,804             210,725
                                        --------            --------
Gross profit                              96,018              82,007
                                        --------            --------
Operating expenses:
  Selling                                 35,821              30,632
  Research and development                 3,353               2,588
  General and administrative              25,714              20,101
                                        --------            --------
Total operating expenses                  64,888              53,321
                                        --------            --------

Income from operations                    31,130              28,686

Interest expense                           6,359               6,526
Amortization of deferred financing fees      277                 184
                                        --------            --------
Income before income taxes                24,494              21,976
Provision for income taxes                 9,093               8,275
                                        --------            --------
Net income                                15,401              13,701
Other comprehensive income(loss),
  comprised of foreign currency
  translation adjustment, net of
  income tax expense of $1,009 in 2003
  and income tax benefit of $342 in 2002.  1,645                (567)
                                        --------            --------
Comprehensive income                     $17,046             $13,134
                                        ========            ========

See accompanying notes to condensed consolidated financial statements.














ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                       For the Six Months Ended
                                November 29, 2003     November 30, 2002
                                -----------------     -----------------
Net sales                             $529,645              $462,955
Cost of sales                          370,053               337,545
                                      --------              --------
Gross profit                           159,592               125,410
                                      --------              --------
Operating expenses:
  Selling                               70,162                53,102
  Research and development               6,603                 5,208
  General and administrative            46,926                36,342
                                      --------              --------
Total operating expenses               123,691                94,652
                                      --------              --------

Income from operations                  35,901                30,758

Interest expense                        12,352                12,925
Amortization of deferred
  financing fees                           318                   486
                                      --------              --------
Income before income taxes              23,231                17,347
Provision for income taxes               9,556                 7,087
                                      --------              --------
Net income                              13,675                10,260
Other comprehensive income(loss),
  comprised of foreign currency
  translation adjustment, net of
  income tax expense of $530 in
  2003 and net of income tax benefit
  of $486 in 2002                          865                  (793)
                                      --------              --------
Comprehensive income                  $ 14,540              $  9,467
                                      ========              ========

See accompanying notes to condensed consolidated financial statements.








ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)                            For the Six Months Ended
                                    November 29, 2003 November 30, 2002
                                    ----------------- -----------------
OPERATING ACTIVITIES:

Net income                                $ 13,675          $ 10,260
Adjustments to reconcile net income to net cash used in operating activities:

  Provision for deferred taxes               1,868               167
  Amortization of deferred financing fees      318               486
  Depreciation and amortization             11,116             8,216
  Amortization of debt discount                127                46

Changes in operating assets and liabilities:
  Accounts receivable, net                (127,889)          (93,172)
  Inventories, net                         (54,786)          (66,788)
  Other assets, net                            (84)            8,873
  Accounts payable and accrued liabilities  79,734            55,085
  Income taxes, net                           (227)           (1,789)
  Interest payable                              33             4,581
  Other liabilities                           (228)                -
                                          --------          --------
Net cash used in operating activities      (76,343)         (74,035)
                                          --------          --------

INVESTING ACTIVITIES:

Purchase of property and equipment          (9,123)           (9,452)
Purchase of property and equipment, China   (3,088)                -
Purchase of intangible assets               (5,145)           (2,476)
                                          --------          --------
Net cash used in investing activities      (17,356)          (11,928)
                                          --------          --------

FINANCING ACTIVITIES:

Borrowings on revolving credit facility,
  net of payments                           94,482            89,879
Payments on term note                       (2,500)           (2,500)
Minority Interest                            3,500                 -
Payment of fees-debt                           (25)             (538)
                                          --------          --------
Net cash provided by financing
  activities                                95,457            86,841
                                          --------          --------

Effect of exchange rates on cash             1,395            (1,279)
                                          --------          --------
Net increase (decrease) in cash              3,153              (401)
Cash, beginning of period                    4,650             4,773
                                          --------          --------
Cash, end of period                       $  7,803            $4,372
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

     The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has more than 4,500 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license agreements.

     The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain minor reclassifications of previously reported financial information were made to conform to the current period's presentation.

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months and six months ended November 29, 2003 and November 30, 2002. The condensed consolidating financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2003 included in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003. Interim results including comparative balance sheets are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of November 29, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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

     There were no stock options granted in the six months ended November 29, 2003 and November 30, 2002, respectively. All previously granted options were fully vested as of November 30, 2002. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net earnings would have been as follows (table in thousands):

                                            Six Months Ended
                                         November 29,  November 30,
                                             2003          2002
                                         ------------  ------------
Net income, as reported                    $13,675       $10,260
Less: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects      -            28
                                           -------       -------
Pro forma net income                       $13,675       $10,232
                                           =======       =======

Note B - Accounting Changes

     See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note C - Commitments and Contingencies

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2003 to October 1, 2004 of up to $10.0 million per occurrence and $10.0 million in the aggregate. The policy has a deductible on each claim of up to $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of up to $1.0 million. For occurrences prior to October 1, 2002, the policy provided coverage of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of up to $0.5 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

     The Company is party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of its business. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect upon its results of operations, liquidity or financial position.

     In December 2001, a claim was made against the Company alleging the Company received $1.7 million of preferential transfers in connection with the 1999 Service Merchandise bankruptcy proceedings. The Company's counsel is currently vigorously defending the proposed claim. At this time, the Company and its counsel are unable to determine the likelihood of an unfavorable outcome or the amount or range of potential recovery or loss.

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

     In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The Company's equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. As of November 29, 2003, the Company has made contributions of $2.0 million and the minority interest contributions were $3.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded sales in separate sales transactions from this customer of approximately $40.6 million and $23.5 million during the six month and three month period ended November 29, 2003. He also holds an equity interest in the Company. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

Note D - Revolving Credit Line

The credit agreement which includes the Company's $210 million revolving credit line ("Revolver") requires the Company to maintain a lock-box arrangement whereby remittances from the Company's customers reduce the borrowings outstanding under the Revolver. Recently, the Company determined that the credit agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more the 66 and 2/3% of the commitment or borrowings the right to block the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. On January 13, 2004, the Company obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, the Company has classified the outstanding borrowings under the credit agreement, which totaled $178.3 million at November 29, 2003 as a long-term liability. In addition, the Company has restated the May 31, 2003 and November 30, 2002 balance sheets to properly reflect the borrowings as current as of May 31, 2003 and November 30, 2002. This reclassification had no impact on the Company's debt covenants under the credit agreement, its ability to draw on existing facilities or its previously reported net income.

Note E - Guarantor/Non-Guarantor Financial Information

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

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of November 29, 2003, May 31, 2003 and November 30, 2002, condensed consolidating statements of operations for the three months and six months ended November 29, 2003 and November 30, 2002, and condensed consolidating statements of cash flows for the six months ended November 29, 2003 and November 30, 2002.

     2. The Company's combined Subsidiary Guarantors and combined Non-Guarantor subsidiaries with their investments in subsidiaries are accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.




























































                              Supplemental Condensed Consolidating Balance Sheet
                                            November 29, 2003
                          ------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:
Cash                    $    113      $  6,223       $ 1,467     $       -      $  7,803
Accounts receivable,
  net                    236,587        77,027        18,070       (28,631)      303,053
Inventories, net         128,920        70,686        17,622          (734)      216,494
Deferred income taxes      6,469           254             4             -         6,727
Other current assets         569         6,557         3,703             -        10,829
                        --------      --------       -------     ---------      --------
Total current assets     372,658       160,747        40,866       (29,365)      544,906
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     39,642        12,929         1,321             -        53,892
Receivable from
  affiliates             123,363        18,866             -      (142,229)            -
Intangible assets, net    21,901         7,075         1,218             -        30,194
Deferred income taxes      4,950         1,627             -             -         6,577
Investment in
  subsidiaries            46,909             -             -       (46,909)            -
Other assets, net         14,473         6,337            26             -        20,836
                        --------      --------       -------     ---------      --------
Total assets            $623,896      $207,581       $43,431     $(218,503)     $656,405
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt        $  5,000      $      -       $     -     $       -      $  5,000
Accounts payable         153,405        38,479        39,981       (28,631)      203,234
Accrued liabilities       19,000         7,748         4,893             -        31,641
Income taxes payable       2,591           694           716                       4,001
Interest payable           7,517             -             -             -         7,517
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            187,513        46,921        45,590       (28,631)      251,393
                        --------     ---------       -------     ---------      --------

Long-term debt           331,329            12             -             -       331,341
Other liabilities          5,845         5,448             -             -        11,293
Payable to affiliates     25,749        94,358        22,123      (142,230)            -

Minority interest              -             -             -         3,500         3,500

Stockholder's Equity(deficit):
Common stock and
  additional paid-in
  capital                206,323        42,760         5,481       (50,409)      204,155
Receivable from parent    (2,200)            -             -             -        (2,200)
Retained earnings
 (accumulated deficit)  (131,145)       14,652       (26,351)         (733)     (143,577)
Accumulated other
  comprehensive
  income (loss)              482         3,430        (3,412)            -           500
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         73,460        60,842       (24,282)      (51,142)       58,878
                        --------     ---------       -------     ---------      --------
Total liabilities
  and stockholder's
  equity(deficit)       $623,896      $207,581       $43,431     $(218,503)     $656,405
                   =======    =======     ======    ========    =======

                             Supplemental Consolidating Condensed Balance Sheet
                                              May 31, 2003
                    ---------------------------------------------------------------------
                      ICON         Combined      Combined
                     Health &      Guarantor   Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------- ------------  ------------  ------------   ------------
                     (Restated)                                              (Restated)
ASSETS

Current assets:
Cash                 $    941      $  2,385       $ 1,324      $       -       $  4,650
Accounts
  receivable, net     103,461        74,425        12,376        (15,098)       175,164
Inventories, net      101,297        51,142         9,825           (556)       161,708
Deferred income taxes   6,838           241           244              -          7,323
Other current
  assets                1,611         4,397         3,822              -          9,830
                     --------      --------       -------      ---------       --------
Total current
  assets              214,148       132,590        27,591        (15,654)       358,675
                     --------      --------       -------      ---------       --------
Property and
  equipment, net       37,813         9,581         1,383              -         48,777
Receivable from
  affiliates          116,479        25,889             -       (142,368)             -
Intangible assets,
  net                  20,295         7,556         1,218              -         29,069
Deferred income taxes   8,154           225             -              -          8,379
Investment in
  subsidiaries         57,793             -             -        (57,793)             -
Other assets, net      12,936         7,255            23              -         20,214
                     --------      --------       -------      ---------       --------
Total assets         $467,618      $183,096       $30,215      $(215,815)      $465,114
                     ========      ========       =======      =========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt     $ 91,328      $      -       $     -      $       -       $ 91,328
Accounts payable       86,192        25,876        24,207        (15,098)       121,177
Accrued liabilities    21,772         6,802         5,390              -         33,964
Income taxes payable    3,969          (856)        1,115              -          4,228
Interest payable        7,484             -             -              -          7,484
                     --------      --------       -------      ---------       --------
Total current
  liabilities         210,745        31,822        30,712        (15,098)       258,181
                     --------      --------       -------      ---------       --------
Long-term debt        152,889            15             -              -        152,904
Other liabilities       4,015         5,676             -              -          9,691
Payable to
  affiliates           25,889        95,128        21,351       (142,368)             -

Stockholder's equity(deficit):
Common stock and
  additional
  paid-in capital     206,324        37,259         5,481        (44,909)       204,155
Receivable from
  Parent               (2,200)            -             -              -         (2,200)
Retained earnings
 (accumulated
  deficit)           (130,525)       11,191       (24,478)       (13,440)      (157,252)
Accumulated other
  comprehensive
  income (loss)           481         2,005        (2,851)             -           (365)
                     --------      --------       -------      ---------       --------
Total stockholder's
  equity (deficit)     74,080        50,455       (21,848)       (58,349)        44,338
                     --------      --------       -------      ---------       --------
Total liabilities
  and stockholder's
  equity (deficit)   $467,618      $183,096       $30,215      $(215,815)      $465,114
                     ========      ========       =======      =========       ========

                              Supplemental Condensed Consolidating Balance Sheet
                                            November 30, 2002
                         ------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
                     (Restated)                                              (Restated)
ASSETS

Current assets:
Cash                    $  1,589      $  1,438       $ 1,345     $       -      $  4,372
Accounts receivable,
  net                    199,597        57,687        12,604       (23,538)      246,350
Inventories, net         125,992        65,573         9,484          (508)      200,541
Deferred income taxes      5,894           210            84             -         6,188
Other current assets       3,435         5,938         3,023             -        12,396
                        --------      --------       -------     ---------      --------
Total current assets     336,507       130,846        26,540       (24,046)      469,847
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     37,110        10,053           859             -        48,022
Receivable from
  affiliates              99,439        15,155             -      (114,594)            -
Intangible assets, net    21,622         8,037         1,218             -        30,877
Deferred income taxes      9,830         1,192             -             -        11,022
Investment in
  subsidiaries            44,909             -             -       (44,909)            -
Other assets, net         19,052             -            18             -        19,070
                        --------      --------       -------     ---------      --------
Total assets            $568,469      $165,283       $28,635     $(183,549)     $578,838
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt        $190,482      $      4       $     -     $       -      $190,486
Accounts payable         131,980        34,094        23,713       (23,538)      166,249
Accrued liabilities       14,419         7,798         3,235             -        25,452
Income taxes payable       3,010           501           120             -         3,631
Interest payable           7,626             -             -             -         7,626
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            347,517        42,397        27,068       (23,538)      393,444
                        --------     ---------       -------     ---------      --------

Long-term debt           152,858            18             -             -       152,876
Other liabilities          3,146         3,696             -             -         6,842
Payable to affiliates     15,155        78,109        21,330      (114,594)            -

Stockholder's Equity (deficit):

Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from parent    (2,200)            -             -             -        (2,200)
Retained earnings
 (accumulated deficit)  (154,813)        5,215       (23,575)         (508)     (173,681)
Accumulated other
  comprehensive
  income (loss)              482        (1,411)       (1,669)            -        (2,598)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         49,793        41,063       (19,763)      (45,417)       25,676
                        --------     ---------       -------     ---------      --------
Total liabilities
  and stockholder's
  equity (deficit)      $568,469      $165,283       $28,635     $(183,549)     $578,838
                   =======    =======     ======    ========    =======

                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended November 29, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $233,430       $78,076       $20,316       $     -       $331,822
Cost of sales           175,206        47,095        13,396           107        235,804
                       --------       -------       -------        ------       --------
Gross profit             58,224        30,981         6,920          (107)        96,018

Total operating
  expenses               31,355        28,227         5,306             -         64,888
                       --------       -------       -------        ------       --------
Income from operations   26,869         2,754         1,614          (107)        31,130
Interest expense         (5,860)           (1)         (498)            -         (6,359)
Amortization of deferred
  financing fees           (277)            -             -             -           (277)
Equity in earnings
  of subsidiaries         3,472             -             -        (3,472)             -
                       --------       -------       -------        ------       --------
Income before
  income taxes           24,204         2,753         1,116        (3,579)        24,494
Provision (benefit)
  for income taxes        8,803          (510)          800             -          9,093
                       --------       -------       -------        ------       --------
Net income             $ 15,401       $ 3,263       $   316       $(3,579)      $ 15,401
                       ========       =======       =======       ========      ========







                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended November 30, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $208,156       $68,315       $16,261          $  -       $292,732
Cost of sales           157,648        43,840         9,146            91        210,725
                       --------       -------       -------          ----       --------
Gross profit             50,508        24,475         7,115           (91)        82,007

Total operating
  expenses               24,319        23,657         5,345             -         53,321
                       --------       -------       -------          ----       --------
Income from operations   26,189           818         1,770           (91)        28,686
Interest expense         (6,080)           (1)         (445)            -         (6,526)
Amortization of deferred
  financing fees           (184)            -             -             -           (184)
Equity in earnings
  of subsidiaries         1,788             -             -        (1,788)             -
                       --------       -------       -------        ------       --------
Income before
  income taxes           21,713           817         1,325        (1,879)        21,976
Provision for
  income taxes            8,012            26           237             -          8,275
                       --------       -------       -------        ------       --------
Net income             $ 13,701       $   791       $ 1,088       $(1,879)      $ 13,701
                       ========       =======       =======       =======       ========


                             Supplemental Condensed Consolidating Statement of Operations
                                        Six Months Ended November 29, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                        Health & Guarantor Non-Guarantor
                    Fitness,Inc. Subsidiaries Subsidiaries Eliminations
Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $346,006      $154,217       $29,422         $   -       $529,645
Cost of sales           257,459        93,358        19,058           178        370,053
                       --------      --------       -------         -----       --------
Gross profit             88,547        60,859        10,364          (178)       159,592

Total operating
  expenses               55,786        57,046        10,859             -        123,691
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        32,761         3,813          (495)         (178)        35,901
Interest expense        (11,377)           (1)         (974)            -        (12,352)
Amortization of
  deferred financing
  fees                     (318)            -             -             -           (318)
Equity in earnings
  of subsidiaries         1,411             -             -        (1,411)             -
                       --------      --------       -------        ------       --------
Income (loss)
  before taxes           22,477         3,812        (1,469)       (1,589)        23,231
Provision for
  income taxes            8,802           350           404             -          9,556
                       --------      --------       -------        ------       --------
Net income (loss)      $ 13,675      $  3,462      $ (1,873)      $(1,589)      $ 13,675
                       ========      ========      =========      ========      ========



                             Supplemental Condensed Consolidating Statement of Operations
                                        Six Months Ended November 30, 2002
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $314,555      $124,585       $23,815         $   -       $462,955
Cost of sales           240,821        82,489        14,036           199        337,545
                       --------      --------       -------         -----       --------
Gross profit             73,734        42,096         9,779          (199)       125,410

Total operating
  expenses               44,074        42,459         8,119             -         94,652
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        29,660          (363)        1,660          (199)        30,758
Interest expense        (12,036)           (5)         (884)            -        (12,925)
Amortization of
  deferred financing
  fees                     (486)            -             -             -           (486)
Equity in earnings
  of subsidiaries           (76)            -             -            76              -
                       --------      --------       -------         -----       --------
Income (loss)
  before taxes           17,062          (368)          776          (123)        17,347
Provision for
  income taxes            6,802            48           237             -          7,087
                       --------      --------       -------         -----       --------
Net income (loss)      $ 10,260      $   (416)      $   539         $(123)      $ 10,260
                       ========      =========      =======         ======      ========

                       Supplemental Condensed Consolidating Statement of Cash Flows
                                    Six Months Ended November 29, 2003
                    -------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash provided by
 (used in) operating
  activities:          $(71,967)     $ (4,492)      $   116        $    -       $(76,343)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (12,327)       (4,845)         (184)            -        (17,356)
                       --------      --------       -------        ------       --------
Financing activities:
  Proceeds from new
    credit facility, net
    of payments          94,485             -             -             -         94,485
  Payments on term note  (2,500)            -             -             -         (2,500)
  Payments on other
    long-term debt, net       -            (3)            -             -             (3)
  Minority interest      (2,000)        5,500             -             -          3,500
  Payment of fees-debt      (25)            -             -             -            (25)
  Other                  (7,024)        6,253           771             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  82,936        11,750           771             -         95,457
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash             530         1,425          (560)            -          1,395
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                  (828)        3,838           143             -          3,153
Cash, beginning of period   941         2,385         1,324             -          4,650
                       --------      --------       -------        ------       --------
Cash, end of period    $    113      $  6,223       $ 1,467        $    -       $  7,803
                       ========      ========       =======        ======       ========


































                       Supplemental Condensed Consolidating Statement of Cash Flows
                                    Six Months Ended November 30, 2002
                    -------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash used in operating
  activities:          $(55,717)     $(16,787)      $(1,531)       $    -       $(74,035)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (10,391)       (1,361)         (176)            -        (11,928)
                       --------      --------       -------        ------       --------
Financing activities:
  Proceeds from new
    credit facility, net
    of payments          89,901             -             -             -         89,901
  Payments on term note  (2,500)            -             -             -         (2,500)
  Payments on other
    long-term debt, net       -           (22)            -             -            (22)
  Payment of fees-debt     (538)            -             -             -           (538)
  Other                 (19,009)       18,531           478             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  67,854        18,509           478             -         86,841
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash            (484)         (371)         (424)            -         (1,279)
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                 1,262           (10)       (1,653)            -           (401)
Cash, beginning of period   327         1,448         2,998             -          4,773
                       --------      --------       -------        ------       --------
Cash, end of period    $  1,589      $  1,438       $ 1,345        $    -       $  4,372
                       ========      ========       =======        ======       ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have more than 4,500 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license agreements.

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

    Three Months Ended November 29, 2003 Compared to Three Months Ended
                              November 30, 2002
--------------------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2004 increased $39.1 million, or 13.4%, to $331.8 million from $292.7 million in the comparable period in 2003. The increase in sales was not attributable to a single customer, distributor or any other specific factor. The increase was across all product lines for which there was increased demand, particularly direct to consumer sales. Sales of our cardiovascular and other equipment in the second quarter of fiscal 2004 increased $27.1 million, or 11.0%, to $273.4 million. Sales of our strength training equipment in the second quarter of fiscal 2004 increased $12.0 million, or 25.9%, to $58.4 million.

     Gross profit in the second quarter of fiscal 2004 was $96.0 million, or 28.9% of net sales, compared to $82.0 million, or 28.0% of net sales, in the second quarter of fiscal 2003. This 17.1% increase was largely due to increased direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $5.2 million, or 17.0%, to $35.8 million in the second quarter of fiscal 2004. This increase is a result of increased direct consumer advertising. Expressed as a percentage of net sales, selling expenses were 10.8% in the second quarter of fiscal 2004 and 10.5% in the second quarter of fiscal 2003.
     Research and development expenses increased $0.8 million, or 30.8%, to $3.4 million in the second quarter of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.0% in the second quarter of fiscal 2004 and 0.9% in the second quarter of fiscal 2003. This increase is attributable to management's efforts to continue to develop both current and future products.

     General and administrative expenses increased $5.6 million, or 27.9%, to $25.7 million in the second quarter of fiscal 2004. This increase was attributable to significant increases in legal fees, depreciation, and rent and lease expense. Expressed as a percentage of net sales, general and administrative expenses were 7.7% in the second quarter of fiscal 2004 and 6.9% in second quarter of fiscal 2003.

     As a result of the foregoing factors, income from operations increased $2.4 million, or 8.4%, to $31.1 million in the second quarter of fiscal 2004. Expressed as a percentage of net sales, income from operations was 9.4% in the second quarter of fiscal 2004 compared with 9.8% in the second quarter of fiscal 2003.

     As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $4.1 million or 12.5% to $36.8 million in the second quarter of fiscal 2004. Expressed as a percentage of net sales, EBITDA was 11.1% in the second quarter of fiscal 2004 compared with 11.2% in the second quarter of fiscal 2003.

     Interest expense, including amortization of deferred financing fees, remained at $6.7 million for the second quarter of fiscal 2004. This result reflects the continued lower interest rates on our borrowings during the period. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.0% in the second quarter of fiscal 2004 and 2.3% in the second quarter of fiscal 2003.

     The provision for income taxes was $9.1 million for the second quarter of fiscal 2004, compared with a provision of $8.3 million in the second quarter of fiscal 2003. Income tax expense, as a percentage of pre-tax income, was 37.1% in the second quarter of fiscal 2004, compared to 37.7% in the second quarter of fiscal 2003. The change in the effective tax rate was primarily the result of an increase in foreign losses.

     As a result of the foregoing factors, net income was $15.4 million for the second quarter of fiscal 2004, compared to net income in the second quarter of fiscal 2003 of $13.7 million, an increase of 12.4% over the same period last year.

      Six Months Ended November 29, 2003 Compared to Six Months Ended
                              November 30, 2002
--------------------------------------------------------------------------------

     During the first six months of fiscal 2004, net sales increased $66.6 million, or 14.4%, to $529.6 million from $463.0 million in the first six months of fiscal 2003. The increase in sales was not attributable to a single customer, distributor or any other specific factor. The increase was across all product lines for which there was increased demand, particularly direct to consumer sales. Sales of our cardiovascular and other equipment in the first six months of fiscal 2004 increased $39.0 million or 9.9%, to $432.1 million. Sales of our strength training equipment in the first six months of fiscal 2004 increased $27.6 million, or 39.5%, to $97.5 million.

     Gross profit for the first six months of fiscal 2004 was $159.6 million, or 30.1% of net sales, compared to $125.4 million, or 27.1% of net sales, for the first six months of fiscal 2003. This 27.3% increase was largely due to increased direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $17.1 million, or 32.2% to $70.2 million in the first six months of fiscal 2004. This increase reflected increased direct consumer advertising, freight and commissions. Expressed as a percentage of net sales, selling expenses were 13.3% in the first six months of fiscal 2004 and 11.5% in the first six months of fiscal 2003.

     Research and development expenses increased $1.4 million, or 26.9%, to $6.6 million in the first six months of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.2% in the first six months of fiscal 2004 and 1.1% in the first six months of fiscal 2003. This increase is attributable to management's efforts to continue to develop both current and future products.

      General and administrative expenses increased $10.6 million, or 29.2%, to $46.9 million in the first six months of fiscal 2004. This increase was attributable to significant increases in insurance costs, higher salaries and wages, supplies, and rent and lease expense. Expressed as a percentage of net sales, general and administrative expenses were 8.9% in the first six months of fiscal 2004 and 7.8% in the first six months of fiscal 2003.

     As a result of the foregoing factors, income from operations increased $5.1 million, or 16.6%, to $35.9 million in the first six months of fiscal 2004. Expressed as a percentage of net sales, income from operations income was 6.8% in the first six months of fiscal 2004 compared with 6.7% in the first six months of fiscal 2003.

     As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $8.0 million or 20.5% to $47.0 million in the second quarter of fiscal 2004. Expressed as a percentage of net sales, EBITDA was 8.9% in the second quarter of fiscal 2004 compared with 8.4% in the second quarter of fiscal 2003.

     Interest expense, including amortization of deferred financing fees, decreased $0.7 million, or 5.2%, to $12.7 million in the first six months of fiscal 2004. This decrease reflects the continued lower interest rates on our borrowings during the period. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.4% in the first six months of fiscal 2004 and 2.9% in the first six months of fiscal 2003.

     The provision for income taxes was $9.5 million for the first six months of fiscal 2004, compared with a provision of $7.1 million for the first six months of fiscal 2003. Income tax expense, as a percentage of pre-tax income, for the first six months of fiscal 2004 was 40.9%, compared to 41.0% in the first six months of fiscal 2003. The change in the effective tax rate was primarily the result of an increase in foreign losses.

     As a result of the foregoing factors, net income was $13.7 million for the first six months of fiscal 2004, compared to net income in the first six months of fiscal 2003 of $10.3 million, an increase of 33.0% over the same period last year.

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

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2004, 2003 and 2002:




















                                     First      Second      Third      Fourth
                                   Quarter(1) Quarter(2) Quarter(3) Quarter(4)
                                   ----------  ----------  ---------  ----------
                                                (dollars in millions)
Net Sales (5)
2004                                 $197.8      $331.8     $    -     $    -
2003                                  170.2       292.7      344.0      204.6
2002                                  134.2       264.6      296.0      176.6

Net Income (Loss)
2004                                   (1.7)       15.4          -          -
2003                                   (3.4)       13.7       20.3       (3.9)
2002                                   (7.5)       11.1       25.5       (9.7)

The following is a reconciliation of net income (loss) to EBITDA by quarter (6):

EBITDA
2004
Net income (loss)                     $(1.7)      $15.4      $   -      $   -
Add back:
  Depreciation and amortization         5.5         5.6          -          -
  Provision for income tax              0.4         9.1          -          -
  Interest expense                      6.0         6.4          -          -
  Amortization of deferred
    financing fees                        -          .3          -          -
                                      -----       -----      -----      -----
EBITDA                                $10.2       $36.8      $   -      $   -
                                      =====       =====      =====      =====

2003
Net income (loss)                     $(3.4)      $13.7      $20.3      $(3.9)
Add back:
  Depreciation and amortization         4.2         4.0        5.0        6.0
  Provision for (benefit from)
    income tax                         (1.2)        8.3       10.7       (0.2)
  Interest expense                      6.4         6.5        6.3        5.9
  Amortization of deferred
    financing fees                      0.3         0.2        0.2        0.5
                                      -----       -----      -----      -----
EBITDA                                $ 6.3       $32.7      $42.5      $ 8.3
                                      =====       =====      =====      =====

2002
Net income (loss)                     $(7.5)      $11.1      $25.5      $(9.7)
Add back:
  Depreciation and amortization         4.5         4.3        4.9        5.5
  Provision for (benefit from)
    income tax                         (4.8)        8.2        1.4       (4.4)
  Interest expense                      6.8         6.8        6.0        6.6
  Amortization of deferred
    financing fees                      0.9         0.9        0.9        0.4
                                      -----       -----      -----      -----
EBITDA                                $(0.1)      $31.3      $38.7      $(1.6)
                                      =====       =====      =====      =====
-----------

(1) Our first quarter ended August 30, August 31, and September 1 for fiscal years 2004, 2003 and 2002, respectively.

(2) Our second quarter ended November 29, November 30 and December 1 for fiscal years 2004, 2003 and 2002, respectively.

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

                 First         Second          Third         Fourth
               Quarter(1)     Quarter(2)     Quarter(3)     Quarter(4)
               ----------     ----------     ----------     ----------
                               (dollars in millions)
  Net Sales
  2004           $202.8         $339.2         $    -         $    -
  2003            175.8          301.5          354.8          210.9
  2002            138.1          272.1          304.9          181.0

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


Liquidity and Capital Resources

     Net cash used in operating activities was $76.3 million in the first six months of fiscal 2004, compared to $74.0 million of cash used in operating activities in the first six months of fiscal 2003. In the first six months of fiscal 2004, major sources of funds were non-cash provisions of $11.1 million for depreciation and amortization and an increase in accounts payable and accrued liabilities of $79.7 million. These changes were offset by increases in inventories of $54.8 million and accounts receivable of $127.9 million. These changes are due to our increase in sales during the course of the first several months of the fiscal year leading up to its peak selling season, which occurs between the months of October and December. In the first six months of fiscal 2003, major sources of funds were non-cash provisions of $8.2 million for depreciation and amortization, and an increase in accounts payable and accrued liabilities of $55.1 million. These increases were offset by increases in inventories of $66.8 million and accounts receivable of $93.2 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $17.4 million in the first six months of fiscal 2004, compared to $11.9 million in the first six months of fiscal 2003. Investing activities in the first six months of fiscal 2004 consisted primarily of capital expenditures of $9.1 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment excluding $3.1 million of capital expenditures for the manufacturing facility in China and purchases of intangibles of $5.1 million. Cash used in investing activities in the first six months of fiscal 2003 was primarily for capital expenditures of $9.5 million and purchases of intangibles of $2.5 million.


     Net cash provided by financing activities was $95.5 million in the first six months of fiscal 2004, compared to $86.8 million of cash provided by financing activities in the first six months of fiscal 2003. Cash provided by financing activities resulted from net borrowings on our existing credit facilities and the minority contribution of $3.5 million from our recent expansion to China.

     Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April of 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At November 29, 2003, we had $50.0 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the holiday and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

     The credit agreement which includes our $210 million revolving credit line ("Revolver") requires us to maintain a lock-box arrangement whereby remittances from our customers reduce the borrowings outstanding under the Revolver. Recently, we determined that the credit agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more the 66 and 2/3% of the commitment or borrowings the right to block our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. On January 13, 2004, we obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, we have classified the outstanding borrowings under the credit agreement, which totaled $178.3 million at November 29, 2003 as a long-term liability. In addition, we have restated the May 31, 2003 and November 30, 2002 balance sheets to properly reflect the borrowings as current as of May 31, 2003 and November 30, 2002. This reclassification had no impact on our debt covenants under the credit agreement, its ability to draw on existing facilities or its previously reported net income.

     We do not believe that any of these MAEs have occurred or can reasonably be expected to occur based upon our history and our relationship with the Revolver lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the credit agreement that we signed.

     The balance outstanding under the existing credit facility consisted of (in millions):

              November 29, 2003   May 31, 2003  November 30, 2002
              -----------------   ------------  -----------------
    Revolver      $167.0             $72.6              $169.2
    Term Loan       16.3              18.7                21.3
                  ------             ------             ------
                  $183.3             $91.3              $190.5
                  ======             ======             ======

     As of November 29, 2003, our consolidated indebtedness was approximately $336.3 million, of which approximately $183.3 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2003.

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

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of November 29, 2003, there have been no material changes to any of the critical accounting policies contained therein.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46, as amended, are applicable no later than December 31, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

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

     We use long-term and medium-term debt as a source of capital. At November 29, 2003, we had approximately $153.0 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     Our credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At November 29, 2003 we had approximately $183.3 million in outstanding variable rate debt.

Foreign Currency Risk

     In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany, and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to protect our margin on a portion of our forecasted foreign currency sales. As of November 29, 2003, no forecast sales were hedged by forward exchange contracts. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

Item 4 Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 29, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note C in Item 1 in Part I.

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

        (b) Reports on Form 8-K

        Report on Form 8-K dated October 14, 2003 containing the Company's press release dated October 14, 2003 announcing earnings for the first quarter and fiscal 2004, which ended August 30, 2003.

        Report on Form 8-K dated January 6, 2004 outlining a pending management transition based on news that Scott Watterson, Chief Executive Officer and Gary Stevenson, Chief Operating Officer intend to resign from their respective positions sometime in the second or third quarter of calendar 2004.













SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


ICON Health & Fitness, Inc.
(Registrant)

By       /s/ Gary Stevensen                      Date: January 13, 2004
   ------------------------------------------
      Gary Stevenson, Chief Operating Officer

By      /s/ S. Fred Beck                         Date: January 13, 2004
   --------------------------------------
    S. Fred Beck, Chief Financial Officer












































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


Date:  January 13, 2004

/s/ Scott R. Watterson
----------------------
Scott R. Watterson
Chief Executive Officer


                                  CERTIFICATION
                                  -------------

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


Date:  January 13, 2004

/s/ Gary E. Stevenson
---------------------
Gary E. Stevenson
Chief Operating Officer

                                  CERTIFICATION
                                  -------------

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


Date:  January 13, 2004

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