Form 10-Q
period 2004-02-28
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD; ICON IP INC
filed 2004-04-13
CIK 785312, 1174469, 1174470, 934798, 1101200, 1101201, 1101202, 1182076

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 (Mark One)
[*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                    EXCHANGE
       ACT OF 1934 for the quarterly period ended February 28, 2004

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE
ACT OF 1934 for the transition period from ________to_______

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

                                435-750-5000
          (Registrant's telephone number, including area code)

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

                       ICON Health & Fitness, Inc.

                                 INDEX

                                                               Page No.
                                                               --------

PART I -    FINANCIAL INFORMATION                                   3

Item 1.     Financial Statements                                  3-6

            Condensed Consolidated Balance
            Sheets as of February 28, 2004(unaudited),
            May 31, 2003 and March 1, 2003(unaudited)               3

            Condensed Consolidated Statements of
            Operations (unaudited) for the three months
            ended February 28, 2004 and March 1, 2003               4

            Condensed Consolidated Statements of
            Operations (unaudited) for the nine months
            ended February 28, 2004 and March 1, 2003               5

            Condensed Consolidated Statements
            of Cash Flows (unaudited) for the nine months
            ended February 28, 2004 and March 1, 2003               6

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                     7-17

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          17-24

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                      24

Item 4.     Controls and Procedures                                25


PART II -   OTHER INFORMATION                                      26

Item 1.     Legal Proceedings                                      26

Item 2.     Changes in Securities                                  26

Item 3.     Defaults Upon Senior Securities                        26

Item 4.     Submission of Matters to a Vote of
            Security Holders                                       26

Item 5.     Other Information                                      26

Item 6.     Exhibits and Reports on Form 8-K                       26

Signatures                                                         27

Certifications                                                  28-30

Exhibit Index                                                      31

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                           February 28, 2004    May 31, 2003     March 1, 2003
                           -----------------    ------------     -------------
                             (Unaudited)         (Restated)         (Restated)
                                                                    (Unaudited)
Assets
Current assets:
  Cash                           $ 12,076         $  4,650          $  4,508
  Accounts receivable, net        263,695          175,164           271,099
  Inventories, net:
    Raw materials                  81,910           53,748            62,906
    Finished goods                117,835          107,960            87,589
                                 --------         --------          --------
  Total inventories, net          199,745          161,708           150,495
  Deferred income taxes             7,062            7,323             5,942
  Other current assets              9,852            9,830             9,562
                                 --------         --------          --------
Total current assets              492,430          358,675           441,606

Property and equipment            114,567           98,266           107,074
Less accumulated depreciation     (59,461)         (49,489)          (58,449)
                                 --------         --------          --------
Property and equipment, net        55,106           48,777            48,625
Intangible assets, net             28,645           29,069            30,191
Deferred income taxes               5,949            8,379            10,189
Other assets, net                  24,112           20,214            19,473
                                 --------         --------          --------
Total assets                     $606,242         $465,114          $550,084
                                 ========         ========          ========

Liabilities and Stockholder's Equity
Current liabilities:
  Current portion of
    long-term debt               $  5,000         $ 91,328          $153,583
  Accounts payable                163,406          121,177           138,112
  Accrued liabilities              36,597           33,964            37,355
  Income taxes payable              3,236            4,228            10,727
  Interest payable                  3,105            7,484             3,246
                                 --------         --------          --------
Total current liabilities         211,344          258,181           343,023
Long term-debt                    299,772          152,904           152,906
Other liabilities                  12,688            9,691             7,170
                                 --------         --------          --------
  Total liabilities               523,804          420,776           503,099
                                  --------         --------         --------

Minority Interest                   3,500                -                 -

Stockholder's Equity
  Common stock and additional
     paid-in capital              204,155          204,155           204,155
  Receivable from Parent           (2,200)          (2,200)           (2,200)
  Accumulated deficit            (125,349)        (157,252)         (153,357)
  Accumulated other
    comprehensive income(loss)      2,332             (365)           (1,613)
                                 --------         --------          --------
Total stockholder's equity         78,938           44,338            46,985
                                 --------         --------          --------
Total liabilities and
     stockholder's equity        $606,242         $465,114          $550,084
                                 ========         ========          ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                       For the Three Months Ended
                                  February 28, 2004      March 1, 2003
                                  -----------------      -------------
Net sales                               $328,032            $343,983
Cost of sales                            225,490             237,849
                                        --------            --------
Gross profit                             102,542             106,134
                                        --------            --------
Operating expenses:
  Selling                                 42,635              43,064
  Research and development                 3,612               3,210
  General and administrative              26,166              22,284
                                        --------            --------
Total operating expenses                  72,413              68,558
                                        --------            --------

Income from operations                    30,129              37,576

Interest expense                           6,430               6,340
Amortization of deferred
  financing fees                             277                 184
                                        --------            --------
Income before income taxes                23,422              31,052
Provision for income taxes                 5,194              10,728
                                        --------            --------
Net income                                18,228              20,324
Other comprehensive income(loss),
  comprised of foreign currency
  translation adjustment, net of
  income tax benefit of $1,123 in
  2004 and net of income tax expense
  of $375 in 2003.                        (1,832)                611
                                        --------            --------
Comprehensive income                     $16,396             $20,935
                                        ========            ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                       For the Nine Months Ended
                                February 28, 2004        March 1, 2003
                                -----------------        -------------
Net sales                             $857,677              $806,937
Cost of sales                          595,543               575,393
                                      --------              --------
Gross profit                           262,134               231,544
                                      --------              --------
Operating expenses:
  Selling                              112,797                96,166
  Research and development              10,215                 8,419
  General and administrative            73,092                58,625
                                      --------              --------
Total operating expenses               196,104               163,210
                                      --------              --------

Income from operations                  66,030                68,334

Interest expense                        18,782                19,266
Amortization of deferred
  financing fees                           595                   670
                                      --------              --------
Income before income taxes              46,653                48,398
Provision for income taxes              14,750                17,814
                                      --------              --------
Net income                              31,903                30,584
Other comprehensive income(loss),
  comprised of foreign currency
  translation adjustment, net of
  income tax expense of $1,653 in
  2004 and net of income tax benefit
  of $99 in 2003                         2,697                  (194)
                                      --------              --------
Comprehensive income                  $ 34,600              $ 30,390
                                      ========              ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
                                       For the Nine Months Ended
                                    February 28, 2004    March 1, 2003
                                    -----------------    -------------
OPERATING ACTIVITIES:

Net income                                $ 31,903          $ 30,584
Adjustments to reconcile net income to net cash used in operating activities:

  Provision for deferred taxes               1,038             1,246
  Amortization of deferred financing fees      595               670
  Depreciation and amortization             17,349            13,167
  Amortization of debt discount                163                59

Changes in operating assets and liabilities:
  Accounts receivable, net                 (88,531)         (117,921)
  Inventories, net                         (38,037)          (16,742)
  Other assets, net                         (1,877)           11,502
  Accounts payable and accrued liabilities  44,862            38,852
  Income taxes, net                           (992)            5,306
  Interest payable                          (4,379)              201
  Other liabilities                            384                 -
                                          --------          --------
Net cash used in operating activities      (37,522)          (33,076)
                                          --------          --------

INVESTING ACTIVITIES:

Purchase of property and equipment         (12,423)          (13,382)
Purchase of property and equipment-China    (4,931)                -
Purchase of intangible assets               (5,900)           (3,415)
Other                                            -               (53)
                                          --------          --------
Net cash used in investing activities      (23,254)          (16,850)
                                          --------          --------

FINANCING ACTIVITIES:

Borrowings on revolving credit facility,
  net of payments                           64,127            54,243
Payments on term note                       (3,750)           (3,750)
Minority interest                            3,500                 -
Other                                          (25)             (539)
                                          --------          --------
Net cash provided by financing
  activities                                63,852            49,954
                                          --------          --------

Effect of exchange rates on cash             4,350              (293)
                                          --------          --------
Net increase (decrease) in cash              7,426              (265)
Cash, beginning of period                    4,650             4,773
                                          --------          --------
Cash, end of period                       $ 12,076            $4,508
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

     The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has more than 5,000 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license agreements.

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

     The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months and nine months ended February 28, 2004 and March 1, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2003 included in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of February 28, 2004, there have been no material changes to any of the critical accounting policies contained therein.

     Stock-Based Compensation Plans - The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

     There were no stock options granted in the nine months ended February 28, 2004 and March 1, 2003, respectively. All previously granted options were fully vested as of November 30, 2002. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net earnings would have been as follows (table in thousands):


                                             Nine Months Ended
                                         February 28,    March 1,
                                             2004          2003
                                         ------------  ------------
Net income, as reported                    $31,903       $30,584
Less: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects      -            28
                                           -------       -------
Pro forma net income                       $31,903       $30,556
                                           =======       =======


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


                                             Nine Months Ended
                                         February 28,    March 1,
                                             2004          2003
                                         ------------  ------------

Warranty Reserve:
Balance at beginning of the year          $2,693         $1,290
Additions:
     Charged to costs and expenses             -          1,232
Deductions:
     Reduction in reserve                    (22)             -
                                          ------         ------
Balance at end of year                    $2,671         $2,522
                                          ======         ======


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

     In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The Company's equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. As of February 28, 2004, the Company has made contributions of $5.0 million and the minority interest contributions were $3.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $67.5 million and $27.7 million during the nine-month and three-month periods ended February 28, 2004, respectively. He also holds an equity interest in the Company. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

    On January 6, 2004, the Company filed on Form 8-K a press release outlining a pending management transition based on news that Scott Watterson, Chief Executive Officer and Gary Stevenson, Chief Operating Officer intend to resign from their respective positions sometime in the second or third quarter of calendar 2004. The Company and Mr. Watterson and Mr. Stevenson are currently in discussions regarding the modification of their existing employment contracts to take into account the anticipated resignations. The modifications have not been completed or agreed to as of the date of this filing.


Note D - Revolving Credit Line

The credit agreement, which includes the Company's $210 million revolving credit line ("Revolver"), requires the Company to maintain a lockbox arrangement whereby remittances from the Company's customers reduce the borrowings outstanding under the Revolver. Recently, the Company determined that the credit agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. On April 12, 2004, the Company obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from April 13, 2004 to April 17, 2005. Accordingly, the Company has classified the outstanding borrowings under the credit agreement, which totaled $151.7 million as of February 28, 2004 as a long-term liability.

In addition, the Company has restated the May 31, 2003 and March 1, 2003 balance sheets to properly reflect the borrowings as current as of May 31, 2003 and March 1, 2003. This reclassification had no impact on the Company's debt covenants under the credit agreement, its ability to draw on existing facilities or its previously reported net income.

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

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of February 28, 2004 (unaudited), May 31, 2003 (audited) and March 1, 2003 (unaudited), condensed consolidating statements of operations for the three months and nine months ended February 28, 2004 and March 1, 2003 (unaudited), and condensed consolidating statements of cash flows for the nine months ended February 28, 2004 and March 1, 2003 (unaudited).

     2. The Company's combined Subsidiary Guarantors and combined Non-Guarantor subsidiaries with their investments in subsidiaries are accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.

                          Supplemental Condensed Consolidating Balance Sheet
                                         February 28, 2004
                    ---------------------------------------------------------------------
                       ICON         Combined     Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:
Cash                    $  3,848      $  6,456       $ 1,772     $       -      $ 12,076
Accounts receivable,
  net                    198,472        74,452        19,318       (28,547)      263,695
Inventories, net         114,287        71,226        15,122          (890)      199,745
Deferred income taxes      6,688           246           128             -         7,062
Other current assets       1,326         3,241         5,285             -         9,852
                        --------      --------       -------     ---------      --------
Total current assets     324,621       155,621        41,625       (29,437)      492,430
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     39,114        14,734         1,258             -        55,106
Receivable from
  affiliates             125,398        52,208             -      (177,606)            -
Intangible assets, net    20,562         6,835         1,248             -        28,645
Deferred income taxes      4,740         1,209             -             -         5,949
Investment in
  subsidiaries            49,909             -             -       (49,909)            -
Other assets, net         15,809         7,312           991             -        24,112
                        --------      --------       -------     ---------      --------
Total assets            $580,153      $237,919       $45,122     $(256,952)     $606,242
                        ========      ========       =======     ==========     ========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt        $  5,000      $      -       $     -     $       -      $  5,000
Accounts payable         125,328        29,235        37,390       (28,547)      163,406
Accrued liabilities       19,787        11,826         4,984             -        36,597
Income taxes payable        (526)        3,156           606                       3,236
Interest payable           3,105             -             -             -         3,105
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            152,694        44,217        42,980       (28,547)      211,344
                        --------     ---------       -------     ---------      --------

Long-term debt           299,762            10             -             -       299,772
Other liabilities          6,629         6,059             -             -        12,688
Payable to affiliates     38,490       116,582        22,534      (177,606)            -

Minority interest              -             -             -         3,500         3,500

Stockholder's equity(deficit):
Common stock and
  additional paid-in
  capital                206,323        45,759         5,481       (53,408)      204,155
Receivable from Parent    (2,200)            -             -             -        (2,200)
Retained earnings
 (accumulated deficit)  (122,027)       22,791       (25,222)         (891)     (125,349)
Accumulated other
  comprehensive
  income (loss)              482         2,501          (651)            -         2,332
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         82,578        71,051       (20,392)      (54,299)       78,938
                        --------     ---------       -------     ---------      --------
Total liabilities
  and stockholder's
  equity(deficit)       $580,153      $237,919       $45,122     $(256,952)     $606,242
                        ========      ========       =======     ==========     ========

                            Supplemental Consolidating Condensed Balance Sheet
                                        May 31, 2003 (Restated)
                    ---------------------------------------------------------------------
                      ICON         Combined      Combined
                     Health &      Guarantor    Non-Guarantor
                    Fitness, Inc. Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------- ------------  ------------  ------------   ------------
ASSETS

Current assets:
Cash                 $    941      $  2,385       $ 1,324      $       -       $  4,650
Accounts
  receivable, net     103,461        74,425        12,376        (15,098)       175,164
Inventories, net      101,297        51,142         9,825           (556)       161,708
Deferred income taxes   6,838           241           244              -          7,323
Other current
  assets                1,611         4,397         3,822              -          9,830
                     --------      --------       -------      ---------       --------
Total current
  assets              214,148       132,590        27,591        (15,654)       358,675
                     --------      --------       -------      ---------       --------
Property and
  equipment, net       37,813         9,581         1,383              -         48,777
Receivable from
  affiliates          116,479        25,889             -       (142,368)             -
Intangible assets,
  net                  20,295         7,556         1,218              -         29,069
Deferred income taxes   8,154           225             -              -          8,379
Investment in
  subsidiaries         57,793             -             -        (57,793)             -
Other assets, net      12,936         7,255            23              -         20,214
                     --------      --------       -------      ---------       --------
Total assets         $467,618      $183,096       $30,215      $(215,815)      $465,114
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
                     ========      ========       =======      =========       ========

                              Supplemental Condensed Consolidating Balance Sheet
                                           March 1, 2003 (Restated)
                    --------------------------------------------------------------------
                       ICON         Combined     Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                    $  2,699      $  1,054       $   755     $       -      $  4,508
Accounts receivable,
  net                    221,143        57,097        13,374       (20,515)      271,099
Inventories, net          82,398        57,904        10,630          (437)      150,495
Deferred income taxes      5,629           222            91             -         5,942
Other current assets       1,711         4,573         3,278             -         9,562
                        --------      --------       -------     ---------      --------
Total current assets     313,580       120,850        28,128       (20,952)      441,606
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     37,240        10,112         1,273             -        48,625
Receivable from
  affiliates              98,986        22,922             -      (121,908)            -
Intangible assets, net    21,176         7,797         1,218             -        30,191
Deferred income taxes      9,444           745             -             -        10,189
Investment in
  subsidiaries            44,909             -             -       (44,909)            -
Other assets, net         13,093         6,360            20             -        19,473
                        --------      --------       -------     ---------      --------
Total Assets            $538,428      $168,786       $30,639     $(187,769)     $550,084
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt        $153,583      $      -       $     -     $       -      $153,583
Accounts payable         108,745        25,228        24,654       (20,515)      138,112
Accrued expenses          22,788        10,126         4,441             -        37,355
Income taxes payable       6,430         3,686           611             -        10,727
Interest payable           3,246             -             -             -         3,246
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            294,792        39,040        29,706       (20,515)      343,023
                        --------     ---------       -------     ---------      --------

Long-term debt           152,890            16             -             -       152,906
Other long-term
  liabilities              3,473         3,697             -             -         7,170
Payable to affiliates     22,922        78,015        20,971      (121,908)            -

Stockholder's Equity (deficit):
Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from parent    (2,200)            -             -             -        (2,200)
Retained earnings
  (Accumulated deficit) (140,255)       10,858       (23,523)         (437)     (153,357)
Accumulated other
  comprehensive
  income (loss)              482           (99)       (1,996)            -        (1,613)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         64,351        48,018       (20,038)      (45,346)       46,985
                        --------     ---------       -------     ---------      --------
Total Liabilities
  and Stockholder's
  Equity                $538,428      $168,786       $30,639     $(187,769)     $550,084
                        ========      ========       =======     ==========     ========

                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended February 28, 2004
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $210,528       $95,125       $22,379       $     -       $328,032
Cost of sales           159,144        51,894        14,296           156        225,490
                       --------       -------       -------        ------       --------
Gross profit             51,384        43,231         8,083          (156)       102,542

Total operating
  expenses               34,387        31,875         6,151             -         72,413
                       --------       -------       -------        ------       --------
Income from operations   16,997        11,356         1,932          (156)        30,129
Interest expense          5,846            83           501             -          6,430
Amortization of deferred
  financing fees            277             -             -             -            277
Equity in earnings
  of subsidiaries             -             -             -             -              -
                       --------       -------       -------        ------       --------
Income before
  income taxes           10,874        11,273         1,431          (156)        23,422
Provision for
   income taxes           1,757         3,135           302             -          5,194
                       --------       -------       -------        ------       --------
Net income             $  9,117       $ 8,138       $ 1,129       $  (156)      $ 18,228
                       ========       =======       =======       ========      ========







                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended March 1, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $238,507       $90,180       $15,296          $  -       $343,983
Cost of sales           180,461        48,599         8,860           (71)       237,849
                       --------       -------       -------          ----       --------
Gross profit             58,046        41,581         6,436            71        106,134

Total operating
  expenses               31,690        31,539         5,329             -         68,558
                       --------       -------       -------          ----       --------
Income from operations   26,356        10,042         1,107            71         37,576
Interest expense          5,916             2           422             -          6,340
Amortization of deferred
  financing fees            184             -             -             -            184
                       --------       -------       -------          ----       --------
Income before
  income taxes           20,256        10,040           685            71         31,052
Provision for
  income taxes            5,698         4,397           633             -         10,728
                       --------       -------       -------          ----       --------
Net income             $ 14,558       $ 5,643       $    52          $ 71       $ 20,324
                       ========       =======       =======          ====       ========

                        Supplemental Condensed Consolidating Statement of Operations
                                       Nine Months Ended February 28, 2004
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $556,542      $249,334       $51,801         $   -       $857,677
Cost of sales           416,607       145,248        33,355           333        595,543
                       --------      --------       -------         -----       --------
Gross profit            139,935       104,086        18,446          (333)       262,134

Total operating
  expenses               90,177        88,917        17,010             -        196,104
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        49,758        15,169         1,436          (333)        66,030
Interest expense         17,222            85         1,475             -         18,782
Amortization of
  deferred financing
  fees                      595             -             -             -            595
Equity in earnings
  of subsidiaries             -             -             -             -              -
                       --------      --------       -------        ------       --------
Income (loss)
  before taxes           31,941        15,084           (39)         (333)        46,653
Provision for
  income taxes           10,559         3,485           706             -         14,750
                       --------      --------       -------        ------       --------
Net income (loss)      $ 21,382      $ 11,599      $   (745)      $  (333)      $ 31,903
                       ========      ========      =========      ========      ========





                          Supplemental Condensed Consolidating Statement of Operations
                                      Nine Months Ended March 1, 2003
                    ---------------------------------------------------------------------
                       ICON         Combined      Combined
                      Health &    Guarantor     Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

Net sales              $553,062      $214,765       $39,110         $   -       $806,937
Cost of sales           421,282       131,088        22,895           128        575,393
                       --------      --------       -------         -----       --------
Gross profit            131,780        83,677        16,215          (128)       231,544

Total operating
  expenses               75,763        73,999        13,448             -        163,210
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        56,017         9,678         2,767          (128)        68,334
Interest expense         17,953             7         1,306             -         19,266
Amortization of
  deferred financing
  fees                      670             -             -             -            670
                       --------      --------       -------         -----       --------
Income (loss)
  before taxes           37,394         9,671         1,461          (128)        48,398
Provision for
  income taxes           12,500         4,445           869             -         17,814
                       --------      --------       -------         -----       --------
Net income (loss)      $ 24,894      $  5,226       $   592         $(128)      $ 30,584
                       ========      =========      =======         ======      ========

                         Supplemental Condensed Consolidating Statement of Cash Flows
                                     Nine Months Ended February 28, 2004
                      -------------------------------------------------------------------
                         ICON         Combined      Combined
                        Health &    Guarantor     Non-Guarantor
                      Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                      ------------  ------------  ------------  ------------   ----------
Operating activities:
Net cash provided by
 (used in) operating
  activities:          $(42,277)     $  7,390       $(2,635)       $    -       $(37,522)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (15,509)       (7,445)         (300)            -        (23,254)
                       --------      --------       -------        ------       --------
Financing activities:
  Borrowings on
    revolving credit
    facility, net
    of payments          64,127             -             -             -         64,127
  Payments on term note  (3,750)            -             -             -         (3,750)
  Minority interest      (5,000)        8,500             -             -          3,500
  Payment of fees-debt      (25)            -             -             -            (25)
  Other                   3,682        (4,864)        1,182             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  59,034         3,636         1,182             -         63,852
                       --------      --------       -------        ------       --------
Effect of exchange
  rates on cash           1,653           496         2,201             -          4,350
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                 2,901         4,077           448             -          7,426
Cash, beginning of
  period                    941         2,385         1,324             -          4,650
                       --------      --------       -------        ------       --------
Cash, end of period    $  3,842      $  6,462       $ 1,772        $    -       $ 12,076
                       ========      ========       =======        ======       ========

                          Supplemental Condensed Consolidating Statement of Cash Flows
                                      Nine Months Ended March 1, 2003
                      -------------------------------------------------------------------
                         ICON        Combined      Combined
                        Health &    Guarantor     Non-Guarantor
                      Fitness,Inc.  Subsidiaries  Subsidiaries Eliminations  Consolidated
                      ------------  ------------  ------------  ------------ ------------
Operating activities:
Net cash used in
  Operating activities: (22,295)     $ (9,875)      $  (906)       $    -       $(33,076)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (14,040)       (2,105)         (705)            -        (16,850)
                       --------      --------       -------        ------       --------
Financing activities:
  Borrowings on
    revolving credit
    facility, net        54,243             -             -             -         54,243
  Payments on term note  (3,750)            -             -             -         (3,750)
  Payment of fees-debt     (539)            -             -             -           (539)
  Other                 (10,789)       10,671           118             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  39,165        10,671           118             -         49,954
                       --------      --------       -------        ------       --------
Effect of exchange rate
  changes on cash          (485)          942          (750)            -           (293)
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                 2,345          (367)       (2,243)            -           (265)
Cash, beginning of
  period                    327         1,448         2,998             -          4,773
                       --------      --------       -------        ------       --------
Cash, end of period    $  2,672      $  1,081       $   755        $    -       $  4,508
                       ========      ========       =======        ======       ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

     We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have more than 5,000 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: NordicTrack, ProForm, HealthRider, Weslo, Weider, IMAGE and Free Motion, as well as Reebok and Gold's Gym under license agreements.

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

     Three Months Ended February 28, 2004 Compared to Three Months
                          Ended March 1, 2003
     -------------------------------------------------------------

     Net sales for the third quarter of fiscal 2004 decreased $16.0 million, or 4.7%, to $328.0 million from $344.0 million in the comparable period in 2003. The decrease in sales was not attributable to a single customer, distributor or any other specific factor. The decrease was across several product lines. Sales of our cardiovascular and other equipment in the third quarter of fiscal 2004 decreased $24.3 million, or 8.6%, to $259.1 million. Sales of our strength training equipment in the third quarter of fiscal 2004 increased $8.4 million, or 13.9%, to $68.9 million.

     Gross profit in the third quarter of fiscal 2004 was $102.5 million, or 31.3% of net sales, compared to $106.1 million, or 30.8% of net sales, in the third quarter of fiscal 2003. This increase in margin was largely due to changes in product mix and manufacturing efficiencies.

     Selling expenses decreased $0.5 million, or 1.2%, to $42.6 million in the third quarter of fiscal 2004. This decrease was a result of decreased bad debt expenses of $5.0 million offset by increased freight of $3.4 million and an increase in personnel costs of $1.3 million relating in part to expanding product lines and distribution channels. Expressed as a percentage of net sales, selling expenses were 13.0% in the third quarter of fiscal 2004 and 12.5% in the third quarter of fiscal 2003.

     Research and development expenses increased $0.4 million, or 12.5%, to $3.6 million in the third quarter of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.1% in the third quarter of fiscal 2004 and 0.9% in the third quarter of fiscal 2003. This increase is attributable to management's efforts to continue to develop both current and future products.

     General and administrative expenses increased $3.9 million, or 17.5%, to $26.2 million in the third quarter of fiscal 2004. This increase was attributable to increased professional services of $2.7 million which include legal fees and insurance, depreciation of $1.3 million and rent and lease expense of $1.4 million. Expressed as a percentage of net sales, general and administrative expenses were 8.0% in the third quarter of fiscal 2004 and 6.5% in third quarter of fiscal 2003.

     As a result of the foregoing factors, income from operations decreased $7.5 million, or 19.9%, to $30.1 million in the third quarter of fiscal 2004. Expressed as a percentage of net sales, income from operations was 9.2% in the third quarter of fiscal 2004 compared with 10.9% in the third quarter of fiscal 2003.

     As a result of the foregoing factors, EBITDA (as defined under "Seasonality") decreased $6.2 million or 14.6% to $36.3 million in the third quarter of fiscal 2004. Expressed as a percentage of net sales, EBITDA was 11.1% in the third quarter of fiscal 2004 compared with 12.4% in the third quarter of fiscal 2003.

     Interest expense, including amortization of deferred financing fees, increased $0.2 million, or 3.1%, to 6.7 million for the third quarter of fiscal 2004. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 2.0% in the third quarter of fiscal 2004 and 1.9% in the third quarter of fiscal 2003.

     The provision for income taxes was $5.2 million for the third quarter of fiscal 2004, compared with a provision of $10.7 million in the third quarter of fiscal 2003. Income tax expense, as a percentage of pre-tax income, was 22.2% in the third quarter of fiscal 2004, compared to 34.5% in the third quarter of fiscal 2003. The change in the effective tax rate was primarily the result of an Internal Revenue Service adjustment, the use of foreign tax credits and the prepayment of Canadian taxes in fiscal 2003.

     As a result of the foregoing factors, net income was $18.2 million for the third quarter of fiscal 2004, compared to net income in the third quarter of fiscal 2003 of $20.3 million, a decrease of 10.3% over the same period last year.


     Nine Months Ended February 28, 2004, Compared to Nine Months
                         Ended March 1, 2003
     ------------------------------------------------------------

     During the first nine months of fiscal 2004, net sales increased $50.8 million, or 6.3%, to $857.7 million from $806.9 million in the first nine months of fiscal 2003. The increase in sales was not attributable to a single customer, distributor or any other specific factor. The increase was across all product lines for which there was increased demand, particularly direct to consumer sales. Sales of our cardiovascular and other equipment in the first nine months of fiscal 2004 increased $14.8 million or 2.2%, to $691.2 million. Sales of our strength training equipment in the first nine months of fiscal 2004 increased $36.0 million, or 27.6%, to $166.5 million.

     Gross profit for the first nine months of fiscal 2004 was $262.1 million, or 30.6% of net sales, compared to $231.5 million, or 28.7% of net sales, for the first nine months of fiscal 2003. This 13.2% increase in margin dollars was largely due to increased direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $16.6 million, or 17.3% to $112.8 million in the first nine months of fiscal 2004. This increase can be attributed in part to increased advertising expenses of $10.3 million, freight of $5.6 million, personnel costs of $3.2 million relating in part to expanding product lines and distribution channels, commissions of $1.0 and other increases of $3.5 million. These increases were offset by decreased bad debt expenses of $7.0 million over the same period last year. Expressed as a percentage of net sales, selling expenses were 13.2% in the first nine months of fiscal 2004 and 11.9% in the first nine months of fiscal 2003.

     Research and development expenses increased $1.8 million, or 21.4%, to $10.2 million in the first nine months of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.2% in the first nine months of fiscal 2004 and 1.0% in the first nine months of fiscal 2003. This increase is attributable to management's efforts to continue to develop both current and future products.

      General and administrative expenses increased $14.5 million, or 24.7%, to $73.1 million in the first nine months of fiscal 2004. This increase was attributable to increased professional services of $6.9 million which include legal fees and insurance, depreciation of $4.2 million and rent and lease expense of $3.2 million. Expressed as a percentage of net sales, general and administrative expenses were 8.5% in the first nine months of fiscal 2004 and 7.3% in the first nine months of fiscal 2003.

     As a result of the foregoing factors, income from operations decreased $2.3 million, or 3.4%, to $66.0 million in the first nine months of fiscal 2004. Expressed as a percentage of net sales, income from operations was 7.7% in the first nine months of fiscal 2004 compared with 8.5% in the first nine months of fiscal 2003.

     As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $1.8 million to $83.3 million in the third quarter of fiscal 2004. Expressed as a percentage of net sales, EBITDA was 9.7% in the third quarter of fiscal 2004 compared with 10.1% in the third quarter of fiscal 2003.

     Interest expense, including amortization of deferred financing fees, decreased $0.5 million, or 2.5%, to $19.4 million in the first nine months of fiscal 2004. This decrease reflects the continued lower interest rates on our borrowings during the period. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.3% in the first nine months of fiscal 2004 and 2.5% in the first nine months of fiscal 2003.

     The provision for income taxes was $14.7 million for the first nine months of fiscal 2004, compared with a provision of $17.8 million for the first nine months of fiscal 2003. Income tax expense, as a percentage of pre-tax income, for the first nine months of fiscal 2004 was 31.5%, compared to 36.8% in the first nine months of fiscal 2003. The change in the effective tax rate was primarily the result of an Internal Revenue Service adjustment, the use of foreign tax credits and the prepayment of Canadian taxes in fiscal 2003.

     As a result of the foregoing factors, net income was $31.9 million for the first nine months of fiscal 2004, compared to net income in the first nine months of fiscal 2003 of $30.6 million, an increase of 4.2% over the same period last year.

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

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2004, 2003 and 2002:

                                     First      Second      Third      Fourth
                                   Quarter(1)  Quarter(2)  Quarter(3) Quarter(4)
                                   ----------  ----------  ---------  ----------
                                                (dollars in millions)
Net Sales (5)
2004                                 $197.8      $331.8     $328.0     $    -
2003                                  170.2       292.7      344.0      204.6
2002                                  134.2       264.6      296.0      176.6

Net Income (Loss)
2004                                   (1.7)       15.4       18.2          -
2003                                   (3.4)       13.7       20.3       (3.9)
2002                                   (7.5)       11.1       25.5       (9.7)

The following is a reconciliation of net income (loss) to EBITDA by quarter (6):

EBITDA
2004
Net income (loss)                     $(1.7)      $15.4      $18.2      $   -
Add back:
  Depreciation and amortization         5.5         5.6        6.2          -
  Provision for income tax              0.4         9.1        5.2          -
  Interest expense                      6.0         6.4        6.4          -
  Amortization of deferred
    financing fees                        -          .3         .3          -
                                      -----       -----      -----      -----
EBITDA                                $10.2       $36.8      $36.3      $   -
                                      =====       =====      =====      =====

2003
Net income (loss)                     $(3.4)      $13.7      $20.3      $(3.9)
Add back:
  Depreciation and amortization         4.2         4.0        5.0        6.0
  Provision for (benefit from)
    income tax                         (1.2)        8.3       10.7       (0.2)
  Interest expense                      6.4         6.5        6.3        5.9
  Amortization of deferred
    financing fees                      0.3         0.2        0.2        0.5
                                      -----       -----      -----      -----
EBITDA                                $ 6.3       $32.7      $42.5      $ 8.3
                                      =====       =====      =====      =====

2002
Net income (loss)                     $(7.5)      $11.1      $25.5      $(9.7)
Add back:
  Depreciation and amortization         4.5         4.3        4.9        5.5
  Provision for (benefit from)
    income tax                         (4.8)        8.2        1.4       (4.4)
  Interest expense                      6.8         6.8        6.0        6.6
  Amortization of deferred
    financing fees                      0.9         0.9        0.9        0.4
                                      -----       -----      -----      -----
EBITDA                                $(0.1)      $31.3      $38.7      $(1.6)
                                      =====       =====      =====      =====
-----------

(1) Our first quarter ended August 30, August 31, and September 1 for fiscal years 2004, 2003 and 2002, respectively.

(2) Our second quarter ended November 29, November 30 and December 1 for fiscal years 2004, 2003 and 2002, respectively.

(3) Our third quarter ended February 28, March 1 and March 2 for fiscal years 2004, 2003 and 2002,respectively.

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

                       First         Second          Third         Fourth
                     Quarter(1)     Quarter(2)     Quarter(3)     Quarter(4)
                     ----------     ----------     ----------     ----------
                                     (dollars in millions)
Net Sales
  2004                 $202.8         $339.2         $335.7         $    -
  2003                  175.8          301.5          354.8          210.9
  2002                  138.1          272.1          304.9          181.0

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

Liquidity and Capital Resources

     Net cash used in operating activities was $37.5 million in the first nine months of fiscal 2004, compared to $33.1 million of cash used in operating activities in the first nine months of fiscal 2003. In the first nine months of fiscal 2004, major sources of funds were non-cash provisions of $17.3 million for depreciation and amortization and an increase in accounts payable and accrued liabilities of $44.9 million. These changes were offset by increases in inventories of $38.0 million and accounts receivable of $88.5 million. These changes are due to our increase in sales during the period. In the first nine months of fiscal 2003, major sources of funds were non-cash provisions of $13.2 million for depreciation and amortization, and an increase in accounts payable and accrued liabilities of $38.9 million. These increases were offset by increases in inventories of $16.7 million and accounts receivable of $117.9 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $23.3 million in the first nine months of fiscal 2004, compared to $16.9 million in the first nine months of fiscal 2003. Investing activities in the first nine months of fiscal 2004 consisted primarily of capital expenditures of $12.4 million related to purchases of additional manufacturing equipment and upgrades in plant and tooling, excluding $4.9 million of capital expenditures for the manufacturing facility in China. Other uses included purchases of intangibles of $5.9 million. Cash used in investing activities in the first nine months of fiscal 2003 was primarily for capital expenditures of $13.4 million and purchases of intangibles of $3.4 million.

     Net cash provided by financing activities was $63.9 million in the first nine months of fiscal 2004, compared to $50.0 million of cash provided by financing activities in the first nine months of fiscal 2003. Cash provided by financing activities resulted from net borrowings on our existing credit facilities and the minority contribution of $3.5 million from our recent expansion to China.

     Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April of 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At February 28, 2004, we had $73.3 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the holiday and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

     The credit agreement which includes the Company's $210 million revolving credit line ("Revolver") requires the Company to maintain a lockbox arrangement whereby remittances from the Company's customers reduce the borrowings outstanding under the Revolver. Recently, the Company determined that the credit agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. On April 12, 2004, the Company obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from April 13, 2004 to April 17, 2005. Accordingly, the Company has classified the outstanding borrowings under the credit agreement, which totaled $151.7 million as of February 28, 2004 as a long-term liability.
 In addition, the Company has restated the May 31, 2003 and March 1, 2003 balance sheets to properly reflect the borrowings as current as of May 31, 2003 and March 1, 2003. This reclassification had no impact on the Company's debt covenants under the credit agreement, its ability to draw on existing facilities or its previously reported net income.

     We do not believe that any of these MAEs have occurred or can reasonably be expected to occur based upon our history and our relationship with the Revolver lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the credit agreement that we signed.

     The balance outstanding under the existing credit facility consisted of (in millions):


              February 28, 2004   May 31, 2003    March 1, 2003
              -----------------   ------------    -------------
    Revolver      $136.7             $72.6              $133.6
    Term Loan       15.0              18.7                20.0
                  ------             -----              ------
                  $151.7             $91.3              $153.6
                  ======             =====              ======


     As of February 28, 2004, our consolidated indebtedness was approximately $304.8 million, of which approximately $151.7 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2003.

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

Critical Accounting Policies

     Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K/A as amended with the Securities and Exchange Commission on October 14, 2003 are those that depend most heavily on these judgments and estimates. As of February 28, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future re-pricing or refinancing of our fixed rate debt and on future debt.

     We use long-term and medium-term debt as a source of capital. At February 28, 2004, we had approximately $153.1 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     Our credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At February 28, 2004 we had approximately $151.7 million in outstanding variable rate debt.

Foreign Currency Risk

     In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany, and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of February 28, 2004, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $2.4 million in U.S. dollars and $1.9 in Canadian dollars. Unrealized gains and losses associated with these contracts include a $25,000 loss on U.S. dollars and a $75,000 gain on Canadian dollars. These unrealized gains and losses are included in the statement of operations. The market risk inherent in these instruments was not material to the Company's consolidated financial condition, results of operations, or cash flow during the third quarter of fiscal 2004. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.


Item 4 Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 28, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

        Report on Form 8-K dated January 13, 2004 containing the Company's press release dated January 13, 2004 announcing earnings for the second quarter and fiscal 2004, which ended November 29, 2003.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


ICON Health & Fitness, Inc.
(Registrant)

By       /s/ Gary Stevensen                      Date: April 13, 2004
   -----------------------------
      Gary Stevenson, President


By      /s/ S. Fred Beck                         Date: April 13, 2004
   --------------------------------------
    S. Fred Beck, Chief Financial Officer

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


Date:  April 13, 2004

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


Date:  April 13, 2004

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


Date:  April 13, 2004

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