Form 10-K/A
period 2003-05-31
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; 510152 N B LTD; ICON IP INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC
filed 2004-08-30
CIK 785312, 1174469, 1174470, 1101202, 1182076, 934798, 1101200, 1101201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K/A

                           Amendment No. 2

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


                               Explanatory Note

    This Amendment No. 2 on Form 10-K/A (this Amendment) amends Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2003, filed on October 14, 2003. The Company has filed this Amendment to give effect to the restatement of the Company's balance sheets as of May 31, 2003 and 2002 as discussed in Note 2 to the Consolidated Financial Statements to reflect borrowings under its credit agreement as a current liability.



                       ICON Health & Fitness, Inc.

                                INDEX

                                                               Page No.
                                                               --------
PART II
Item 6.     Selected Financial Data                                2

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    3

Item 8.     Financial Statements and Supplementary Data           12





Item 6.  Selected Financial Data

     The selected financial data set forth below with respect to our statements of operations for the three years ended May 31, 2003 and the balance sheet data for May 31, 2003 and May 31, 2002 have been derived from our financial statements included elsewhere in this Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report included elsewhere in this Form 10-K. Our statement of operations data for the years ended May 31, 2000 and 1999, and our balance sheet data as of May 31, 2001, 2000 and 1999, have been derived from the financial statements audited by PricewaterhouseCoopers LLP but not included in this Form 10-K.

     The data set forth should be read together with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

                                      For the Year Ended May 31,
                                            (in millions)

                              2003      2002      2001      2000      1999
                              ----      ----      ----      ----      ----
Operating Data:
 Net sales(1)               $1,011.5    $871.4    $797.0    $712.8   $687.9
 Cost of sales                 713.4     635.0     580.5     531.6    514.0
                            -----------------------------------------------
 Gross profit                  298.1     236.4     216.5     181.2    173.9
 Operating expenses:
  Selling                      134.1     101.4      86.3      75.8     85.3
  Research and development      11.6      10.4      10.9       8.3      7.7
  General and
   administrative               81.8      68.1      64.5      61.3     53.4
                            -----------------------------------------------
 Total operating expenses      227.5     179.9     161.7     145.4    146.4
                            -----------------------------------------------
 Income from operations         70.6      56.5      54.8      35.8     27.5
 Interest expense               25.1      26.2      34.8      33.9     33.1
 Amortization of deferred
  financing fees                 1.2       3.1       3.2       2.7      7.0
 Net income (loss)              26.7      19.4      13.3      (6.6)   (24.7)
Other Financial Data:
 Depreciation and
  amortization              $   19.2    $ 19.2    $ 17.4    $ 16.7   $ 17.4
 Purchases of property
  and equipment(2)              17.0      11.6      16.1      12.9     11.6
 Net cash provided by
  operating activities          31.6      37.5      12.4       0.5     38.0
 Net cash used in
  investing activities         (21.8)    (17.1)    (22.8)    (19.9)   (20.1)
 Net cash provided by
  (used in) financing
  activities                   (12.3)    (19.3)      8.7      21.4    (17.1)
Supplemental Data:
 EBITDA(3)                  $   89.8    $ 68.3    $ 72.1    $ 49.4   $ 44.9
Balance Sheet Data (at the end of the period):
 Cash                       $    4.7    $  4.8    $  3.3    $  5.9   $  4.3
 Working capital
   (as restated)(4)            100.5      65.9     (48.4)    (61.3)   (45.1)
 Total assets                  465.1     423.2     405.5     368.1    331.9
 Long-term obligations
   (as restated)(4)            162.6     157.7      47.3      48.6    100.3
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

(4) The credit agreement, which includes our $210 million revolving credit line and our term loan ("Credit Agreement"), requires us to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Credit Agreement. In January 2004, we determined that the Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. The credit agreement in place prior to the one entered into on April 9, 2002 also contained a MAE clause. Accordingly, we have classified the outstanding borrowings under these Credit Agreements, which were previously classified as long-term debt and totaled $86.3 million, $98.1 million, $206.0 million, $193.6 million and $45.1 as of May 31, 2003, 2002,
    2001, 2000 and 1999; respectively, as a short-term liability.


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

     Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical.

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

     As of May 31, 2003, our contractual cash obligations and commercial commitments were as follows:

                              Payments Due by Period (in millions)
                          -----------------------------------------------------
                                  Less Than 1                           After 5
                           Total      Year     2-3 Years    4-5 Years    Years
                          -----------------------------------------------------
Credit facilities
    (as restated)          $ 91.3   $ 91.3       $   -       $   -      $    -
Senior subordinated notes   152.9        -           -           -       152.9
Operating leases             36.4      9.1        18.7         6.2         2.4
                          -----------------------------------------------------
Total contractual cash
  obligations              $280.6   $100.4      $ 18.7       $ 6.2      $155.3
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

                                       ICON HEALTH & FITNESS, INC.
                                       By: /s/ David J. Watterson
                                       ----------------------------
                                       Name:  David J. Watterson
                                       Title: Chairman of the Board and Chief
                                              Executive Officer
                                       Date:  August 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signatures                  Capacity                    Date
----------                  --------                    ----
/s/ David J. Watterson
-----------------------Chairman of the Board of         August 27, 2004
David J. Watterson     Directors and Chief Executive
                       Officer (principal Executive
                       Officer)
/s/ S. Fred Beck
-----------------------Vice President, Chief Financial  August 27, 2004
S. Fred Beck           and Accounting Officer, and
                       Treasurer
/s/ Ronald P. Mika
-----------------------Director                         August 27, 2004
Ronald P. Mika

/s/ W. Steve Albrecht
-----------------------Director                         August 27, 2004
W. Steve Albrecht

/s/ Stan Tuttleman
-----------------------Director                         August 27, 2004
Stan Tuttleman

/s/ Gregory Benson
-----------------------Director                         August 27, 2004
Gregory Benson



        Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of ICON Health & Fitness, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of ICON Health & Fitness, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material miss tatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its balance sheets as of May 31, 2003 and 2002 to reflect borrowings under its revolving credit line as a current liability.

As discussed in Note 3 to the consolidated financial statements, effective
June 1, 2002, the Company adopted the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer", Statement of Financial accounting Standards No. 142, "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002".



/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
July 17, 2003, except for Notes 2, 9 and 17 for which the date is January 12, 2004


ICON Health & Fitness, Inc.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                           May 31, 2003    May 31, 2002
                                           ------------    ------------
ASSETS                                     (as restated)   (as restated)
Current assets:
  Cash                                      $  4,650        $  4,773
  Accounts receivable, net                   175,164         153,178
  Inventories, net                           161,708         133,753
  Deferred income taxes                        7,323           4,807
  Other current assets                         9,830          18,675
                                            --------        --------
     Total current assets                    358,675         315,186

Property and equipment, net                   48,777          44,985
Intangible assets, net                        29,069          30,201
Deferred income taxes                          8,379          12,084
Other assets, net                             20,214          20,768
                                            --------        --------
     Total assets                           $465,114        $423,224
                                            ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt         $ 91,313        $103,106
  Accounts payable                           121,177         113,927
  Accrued expenses                            33,964          23,751
  Income taxes payable                         4,228           5,421
  Interest payable                             7,484           3,045
                                            --------        --------
     Total current liabilities               258,166         249,250

Long-term debt                               152,919         152,831
Other liabilities                              9,691           4,934
                                            --------        --------
     Total liabilities                       420,776         407,015
                                            --------        --------

Commitments and contingencies
  (Notes 9 and 13)

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


2. Restatement

     The credit agreement, which includes the Company's $210 million revolving credit line and the term loan ("Credit Agreement"), requires the Company to maintain a lockbox arrangement whereby remittances from the Company's customers reduce the borrowings outstanding under the Credit Agreement. The Company has determined that the Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has restated its balance sheets as of May 31, 2003 and 2002 to reclassify the borrowings of $86.3 million and $98.1 million from long-term debt to current as of May 31, 2003 and 2002, respectively. The disclosures in footnotes 9 and 17 have been restated for this reclassification.

     This restatement had no impact on the Company's compliance with its debt covenants under the Credit Agreement, its ability to draw on existing facilities, its previously reported total assets and stockholder's equity as of May 31, 2003 and 2002 or its previously reported net income for the years ended May 31, 2003, 2002 and 2001.


3.   Significant Accounting Policies

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

     Deferred Financing Costs - The Company deferred certain debt issuance costs relating to the establishment of the New 2002 Credit Facilities and the issuance of the 11.25% Notes as part of the April 2002 Refinancing (see Note 9). These costs are capitalized in other long-term assets and are being amortized using the effective interest method. Deferred costs relating to the 12% Notes and existing bank credit agreement were written off as part of the April 2002 Refinancing.

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


4.   Accounts Receivable

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
                                        =====================

5.   Inventories

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


6.   Property and Equipment

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

7.   Intangible Assets

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
                                         --------
                                         $ 23,445
                                         ========

8.   Other Assets

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



















9.   Long-Term Debt

     Long-term debt consists of the following (table in thousands):

                                               May 31,
                                          2003         2002
                                        --------------------
                                     (as restated) (as restated)
          2002 Revolver                  $ 72,563   $ 79,312
          2002 Term Loan                   18,750     23,750
          11.25% Senior Subordinated
            Notes, face amount
            $155,000, net of
            unamortized discount of
            $2,096 and $2,169 at
            May 31, 2003 and
            2002, respectively.           152,903    152,831
          Other                                16         44
                                        --------------------
                                          244,232    255,937
          Less current portion            (91,313)  (103,106)
                                        --------------------
                                         $152,919   $152,831
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

     The table below reflects the scheduled principal payment terms of the Company's long-term debt (table in thousands):


               Year ending May 31,             (as restated)
               -------------------
              2004                                $ 91,328
              2005                                       -
              2006                                       -
              2007                                       -
              2008                                       -
              Thereafter                           155,000
                                                  --------
                                                   246,328
              Unamortized debt discount             (2,096)
                                                  --------
                                                  $244,232
                                                  ========

     For the fiscal year ended May 31, 2002, a loss of approximately $7.4 million was recorded on the extinguishment of the Company's Old 1999 Credit Facilities and the 12% Notes.

10.  Stockholder's Equity

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


11.  Income Taxes

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


12. Supplemental Disclosures of Cash Flow
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


13.  Commitments and Contingencies

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


14.  Related Party Transactions

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


15.  Acquisition of Business

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


16.  Geographic Segment Information

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


17.  Condensed Consolidating Financial Statements

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
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:

Current portion of
  long-term debt
 (as restated)          $ 91,313      $      -       $     -     $       -      $ 91,313
Accounts payable          86,192        25,876        24,207       (15,098)      121,177
Accrued expenses          21,772         6,802         5,390             -        33,964
Income taxes payable       3,969          (856)        1,115             -         4,228
Interest payable           7,484             -             -             -         7,484
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            210,730        31,822        30,712       (15,098)      258,166
                        --------     ---------       -------     ---------      --------

Long-term debt
 (as restated)           152,904            15             -             -       152,919
Other liabilities          4,015         5,676             -             -         9,691
Payable to affiliates     25,889        95,128        21,351      (142,368)            -

Stockholder's equity (deficit):
Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from Parent    (2,200)            -             -             -        (2,200)
Retained earnings
  (accumulated deficit) (130,525)       11,191       (24,478)      (13,440)     (157,252)
Accumulated other
  comprehensive
  income (loss)              481         2,005        (2,851)            -          (365)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         74,080        50,455       (21,848)      (58,349)       44,338
                        --------     ---------       -------     ---------      --------
Total Liabilities
  and Stockholder's
  Equity                $467,618      $183,096       $30,215     $(215,815)     $465,114
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
                      ========       ========       =======     ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt
 (as restated)        $103,062       $     44       $     -     $       -       $103,106
Accounts payable        81,909         28,586        20,127       (16,695)       113,927
Accrued expenses        16,280          4,998         2,473             -         23,751
Income taxes payable         -          5,069           352             -          5,421
Interest payable         3,045              -             -             -          3,045
                      --------       --------       -------     ---------       --------
Total current
  liabilities          204,296         38,697        22,952       (16,695)       249,250
                      --------       --------       -------     ---------       --------

Long-term debt
 (as restated)         149,135          3,696             -             -        152,831
Other liabilities        4,934              -             -             -          4,934
Payable to affiliates   16,361         60,784        20,852       (97,997)             -

Stockholder's equity (deficit):

Common stock and
  additional paid-in
  capital              206,324         37,259         5,481       (44,909)       204,155
Receivable from Parent  (2,200)             -             -             -         (2,200)
Retained earnings
  (accumulated
  deficit)            (178,954)         5,632       (24,115)       13,496       (183,941)
Accumulated other
  comprehensive loss         -           (865)         (940)            -         (1,805)
                      --------       --------       -------     ---------       --------
Total stockholder's
  equity (deficit)      25,170         42,026       (19,574)      (31,413)        16,209
                      --------       --------       -------     ---------       --------
Total Liabilities
  and Stockholder's
  Equity              $399,896       $145,203       $24,230     $(146,105)      $423,224
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

I, David J. Watterson, certify that:

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


Date:  August 27, 2004

/s/ David J. Watterson
----------------------
David J. Watterson
Chief Executive Officer







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


Date:  August 27, 2004

/s/ S. Fred Beck
----------------
S. Fred Beck
Chief Financial Officer