Form 10-K
period 2004-05-31
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON IP INC; 510152 N B LTD; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC
filed 2004-08-30
CIK 785312, 1174469, 1174470, 1182076, 1101202, 934798, 1101200, 1101201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended May 31, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER:  333-93711

ICON HEALTH & FITNESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0531206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 South 1000 West
Logan, UT, 84321
(Address and zip code of principal executive offices)

(435) 750-5000
(Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

ICON Health & Fitness, Inc., 1,000 shares.

1 of 41

ICON HEALTH & FITNESS, INC.

2 of 41

We have proprietary rights to a number of trademarks important to our business, such as: ProForm®, NordicTrack®, HealthRider®, IMAGE®, Weslo®, JumpKing®, Free Motion®, Workout Warehouse®, Soft Strider®, iFIT.com®, iFIT®, SpaceSaver®, CrossBow®, CrossBar™, The Max™ by Weider, Hidden Grove™, Cross Trainer™, Cross Walk™, Cardioglide®, Incline Trainer™, Trekker™, QuickSpeed™, QuickIncline™, EKG Grip Pulse™, SoftDeck™, PowerIncline™, PowerRamp™, PRO SHOX™ and CustomCushioning™, all of which are owned by us, and Reebok, Weider and Gold's Gym, which are used by us under license agreements with the owners of such trademarks.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of May 31, 2004, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. See “Forward Looking Statements” in Item 7 of this Form 10-K.

ITEM 1.	DESCRIPTION OF BUSINESS.

INDUSTRY

The fitness equipment industry in the United States includes cardiovascular and other fitness equipment, and strength training equipment. Cardiovascular and other fitness equipment includes treadmills, ellipticals, exercise bikes and other equipment, such as trampolines and relaxation products such as spas. Strength training equipment includes multi-purpose home gyms, free weights and weight benches and cages. According to the National Sporting Goods Association (NSGA) 2004 annual report, total retail sales of exercise equipment on an industry-wide basis are estimated to be $4.9 billion in calendar year 2004.

OUR COMPANY

We market and distribute a broad line of products in the fitness equipment market, which include cardiovascular and other fitness equipment, and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and distribute an innovative line of cardiovascular and strength training products for the institutional fitness equipment market. Our brand names include ProForm, NordicTrack, Weslo, HealthRider, Image, JumpKing, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

OUR BRANDS AND DISTRIBUTION CHANNELS

We market a complete line of products using multiple brands through multiple distribution channels to reach a wide range of consumers at various price points. This approach is enabled by our strong portfolio of brands which are placed strategically to align consumer demographics with respective brand attributes. We market our products through each distribution channel in which home fitness equipment products are sold, including: department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers, home improvement stores, electronic retailers and direct-to-consumer sales through catalogs, infomercials, the Internet and our company-owned NordicTrack™ stores.

PRODUCTS

Cardiovascular and Other Fitness Equipment

Our cardiovascular and other fitness equipment covers a broad range of technological sophistication and a variety of price points which include the following:

3 of 41

Treadmills

We are the leading producer of motorized treadmills. We design, innovate, manufacture, market and distribute motorized and manual treadmills, designed to promote cardiovascular fitness. Our treadmills include proprietary technologies in the electronics console and drive train systems and overall frame design. In the June 2003 issue of Consumer Reports, six of our treadmills ranked among the top fifteen treadmills worldwide, based on criteria such as quality, durability, features and ease of use. Certain features offered by our motorized treadmills that enhance the home user's experience include bio-feedback electronics such as heart rate control, pulse, certain programmable speeds and inclines, electronic feedback on speed, elapsed time, distance traveled, calories/fat calories burned, and cross-training upper body exercise functions. The SpaceSaver® feature for treadmills (introduced in 1996), for which we hold six United States patents, enables treadmills with this feature to fold vertically for easy storage. As of the fall of 2001, we have equipped all our brands of treadmills with a price point of $599 and above with iFIT® technology, for which we hold two United States patents and have seven patents pending. iFIT® technology allows us to control and program speed and incline of a treadmill from remote locations for virtual personal training or control the treadmill through CDs, VHS tapes, DVD, MP3 and the iFit.com website. Consumers can benefit from iFIT® technology using streaming workouts from the iFIT® website, music workouts on compact discs or MP3, or multi-media iFIT® videos and DVDs. In addition, we also offer live personal training services via the Internet for consumers who choose to subscribe to our service.

Other popular features on our treadmill line of products include: cushioning technologies such as PRO SHOX™ adjustable leaf springs and soft belts for a quiet, shock-absorbent workout and the CrossWalk™ line of treadmills, which provides users with upper body exercise for a total body workout.

Ellipticals

Ellipticals offer a low-impact, high-intensity aerobic workout which harnesses the momentum of a natural striding motion, and reduces the impact of typical running or walking. Our ellipticals typically provide an electronic display that provides heart rate control, programmed workouts and feedback on speed, time, distance and calories burned. Our iFIT® technology, which automatically adjusts resistance and pace on elliptical trainers, is included on many elliptical trainers priced at $399 and above.

Exercise Bikes

We offer exercise bikes featuring a variety of resistance mechanisms including electromagnetic, self-generating, flywheel and air; electronic monitors which display elapsed time, speed, distance and calories burned; and dual function design, which allows the user to exercise the upper body, lower body or both simultaneously. Certain units include heart rate control, motivational electronics and programmable resistance which allow users to design their own workouts. Our iFIT® technology, which automatically adjusts pace and resistance, is included on several recumbent and upright bikes.

Recreational Sports Products

Recreational Sports Products. Through our JumpKing subsidiary, we manufacture and market trampolines that include both mini-trampolines for indoor home exercise use and full-sized trampolines for outdoor home recreational use.

Relaxation Products

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

Strength Training Equipment

We offer a complete line of anaerobic strength training equipment designed to develop muscle tone and strength. Strength training equipment includes the following:

4 of 41

Home Gyms

Our multi-purpose home gyms offer a range of resistance mechanisms, from selectorized weight stacks to plate-loaded gyms to our powerstroke leverage system and our CRS™ ("Compound Resistance System"™). New products include our Platinum CrossBar by Weider™ home gym which features an DCR™ Digital Control Resistance that allows a user to adjust resistance at the touch of a button, and our patented Free Motion™ equipment, which enables users to enjoy a full range of motion with "functional movement" versus the rigid "fixed path movement" of traditional equipment. Other products include our multi-purpose home gyms, which integrate aerobic functions for cross training. Selected units are designed to allow multiple users to use the equipment simultaneously, thereby allowing circuit training.

Weight Benches, Cages and Free Weights

We offer a range of weight benches and squat cages. We also offer a broad assortment of cast-iron weight plates, vinyl and neoprene dipped weights and dumbbells, in standard and Olympic size formats.

Exercise Accesories

We offer a line of back support belts, workout gloves and exercise accessories, including ankle and hand weights and grip devices.

PRODUCT AND DESIGN INNOVATION

Product and design innovation has contributed significantly to our growth. On an ongoing basis, we evaluate new product concepts and seek to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. As of May 31, 2004, we had approximately 370 employees in our research and development group. We hold 178 United States patents, we have 79 United States and 494 foreign trademarks, we have 34 United States and 58 foreign patents pending and 21 United States and 78 foreign trademarks pending.

We conduct most of our research and development in 40,000 square feet of space in our Logan, Utah headquarters. This facility includes industrial design, mechanical and electrical engineering capabilities that are used in creating proprietary designs and features.

CUSTOMERS

Our largest customer since 1985 has been Sears. In fiscal 2004, Sears accounted for approximately 38.7% of net sales, a 0.3% decrease from fiscal 2003. Other important customers include Wal-Mart, Sam's Club, The Sports Authority, Dick's Sporting Goods, Costco, Target, Home Shopping Network, Gold's Gym and 24 Hour Fitness. Although Sears still accounts for a substantial portion of our sales, the percentage of net sales to Sears has decreased over the past decade from a high of approximately 68% in 1989. Nevertheless, the dollar amount of our net sales to Sears has increased during this time period. Several customers have distinguished us with vendor awards for our commitment in providing quality and value to the consumer, including, among others, Sears' Vendor of the Year in 2000, Category Source of the Year in 2002 and their Partner in Progress award thirteen times since 1985. Wal-Mart has named us Vendor of the Quarter once in each of fiscal 1999, 2000, 2001 and 2002. In 2003 we received the Vendor of the Year Award by both K’s Merchandise and ShopKo. The Sports Authority named us Vendor of the Year in 2002, and iFIT.com® received The Sports Authority Victor Award for the most innovative product. We have received the annual SPARC Award eight times including the last seven years, consecutively. This annual award is the only industry-wide vendor recognition program in mass-market retailing, and is awarded by Discount Store News, a magazine which employs a panel made up of key merchandising executives from the mass market retailing industry. This award honors those who excel in new product innovation, on-time delivery, advertising support and quality control.

We sell our products to customers representing over 7,600 consumer locations, excluding those consumers we sell to directly through our retail, direct response, television and Internet distribution channels. Consistent with industry practice, we generally do not have long-term purchase agreements or other commitments from our customers as to levels of future sales.

5 of 41

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

We compete with several domestic manufacturers and distributors such as Cybex International, Inc., Fitness Quest, Life Fitness (a division of Brunswick), Nautilus Group, Inc. and Precor (owned by Amer Group, PLC). We also compete with a number of United States and foreign importers in both the United States and global markets including Impex and Stamina. In Europe, we principally compete with BH (Spain), CARE (France), Helmut Kettler, Horizon, Tunturi, York (Great Britain) and other domestic competitors. The following table shows who may be the five largest competitors in the United States:

United States Fitness Competitors

Company Name	Primary Distribution Channel	Principal Products
Cybex International, Inc.	Specialty fitness dealers, institutional clubs & spas	Cardiovascular, Strength Training
Fitness Quest	TV infomercials, mass distribution channels	Cardiovascular, Strength Training
Life Fitness	Institutional clubs and spas, specialty fitness dealers	Cardiovascular, Strength Training
Nautilus Group, Inc.	TV infomercials, institutional clubs and spas, sporting goods and specialty retailers	Cardiovascular, Strength Training
Precor	Institutional clubs and spas, specialty fitness dealers and sporting goods retailers	Cardiovascular, Strength Training

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

MANUFACTURING AND PURCHASING

In fiscal 2004, we manufactured or assembled our products at our company facilities in Utah, Texas and Canada; or through third parties, principally in Asia. We have long-standing supply relationships with several offshore vendors, many of which have exclusive relationships in the fitness industry with us. The combination of internal manufacturing and assembly capacity and our access to third-party vendors has helped us meet customer demand on a competitive basis. In addition, the third party vendors provide greater flexibility in manufacturing capacity to satisfy seasonal demands.

We utilize more than 1.1 million square feet for manufacturing, including a 300,000 square foot facility in Logan, Utah. We constructed our Logan, Utah, plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powdercoat painting, robotic welding and injection molding equipment. In 1990, we purchased a trampoline manufacturing operation in Dallas, Texas. In 1991, we began operating our plant in Smithfield,

6 of 41

Utah. In 1994, we began operating our Clearfield, Utah, manufacturing facility. In 1995, we opened our Smithfield North Plant. In 1996, we expanded our manufacturing capacity by 233,671 square feet through the acquisition of our Canadian manufacturing facility in St. Jerome, Canada. In 2003, we announced our plan to establish a manufacturing facility in Xiamen, China. This facility is expected to be operationally ready during fiscal 2005.

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

From fiscal 1996 to fiscal 2004, we have invested over $124.9 million in tooling, molding, production and computer equipment to develop state-of-the-art production, research and development, distribution and reporting systems. We have a fully implemented Enterprise Resource Planning ("ERP") system that integrates all manufacturing, planning, inventory, purchasing, order entry and financial functions. Our inventory management and manufacturing productivity are enhanced by our just-in-time system for purchasing materials and components. We have also invested in Electronic Data Interchange ("EDI") capabilities, including Wal-Mart's Retail Link system, which provides us and a substantial number of our primary customers a seamless flow from initial retailer orders to parts purchasing to product manufacturing to shipping.

EMPLOYEES

As of May 31, 2004, we employed approximately 5,142 people. Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. As of May 31, 2004, approximately 370 employees were engaged in research and development, 510 in sales and marketing, 4,019 in manufacturing and 243 in other areas, primarily administrative. We are also subject to three employment agreements with our senior executives.

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

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us realize the efficiencies of a steady pace of year-round production.

7 of 41

ITEM 2.	PROPERTIES.

Our headquarters are located in Logan, Utah, and we own the related land and buildings. Additionally, we own land and buildings in Canada. The total square footage of our owned buildings is approximately 485,000 square feet.

We lease additional facilities for manufacturing, warehouses and offices in the United States and various foreign countries including the United Kingdom, Italy, France, Germany and China. We sublease certain of these facilities where space is not fully utilized.

We believe that these facilities are well maintained, in good operating condition and are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

In addition, as of May 31, 2004 we operated under lease 68 NordicTrack™ retail stores in various cities in the United States.

ITEM 3.	LEGAL PROCEEDINGS.

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

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against us in the United States District Court, Western District of Washington (the “Court”) alleging we infringed Nautilus’ Bowflex patents. Nautilus seeks injunctive relief and monetary damages. In May 2003, the Court denied Nautilus’ motion for a preliminary injunction and granted partial summary judgment to us on the issue of “literal infringement.” Nautilus appealed this motion denying the preliminary injunction on literal patent infringement, and a trial has been scheduled for sometime in April of 2005. This case is currently being vigorously defended by our legal counsel; however, it is not possible for us to quantify with any certainty the extent of any potential liability.

As part of the above suit, in July 2003, the Court ruled in favor of Nautilus on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring us from using the trademark "CrossBow" on any exercise equipment. In June of 2004, the United States Court of Appeals for the Federal Circuit affirmed the grant of a preliminary injunction as previously granted by the Federal District Court. Thus, we are barred from using the “CrossBow” trademark on

8 of 41

any of our exercise equipment pending trial. We subsequently changed the name from “CrossBow” to “CrossBar” or “The Max” by Weider. In July of 2004, Nautilus filed an additional lawsuit in the United States District Court for the Western District of Washington alleging that we further infringed on the Bowflex trademark by using the “CrossBar” trademark. Nautilus seeks injunctive relief and monetary damages. We believe this additional lawsuit is without merit and will vigorously defend our right to use the “CrossBar” trademark.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of May 31, 2004, we had 1,000 shares of common stock outstanding all of which were held by HF Holdings, Inc. ("HF Holdings"). There is not an established trading market for the common stock of HF Holdings or us. Our ability to pay dividends is limited under an indenture dated as of April 9, 2002 between us and the Bank of New York, as trustee, and by our Credit Agreement.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to our statements of operations for the three years ended May 31, 2004 and the balance sheet data for May 31, 2004 and May 31, 2003 have been derived from our financial statements included elsewhere in this Form 10-K that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, as indicated in their report included elsewhere in this Form 10-K. Our statement of operations data for the years ended May 31, 2001 and 2000, and our balance sheet data as of May 31, 2002, 2001 and 2000, have been derived from the financial statements audited by PricewaterhouseCoopers LLP, but not included in this Form 10-K.

The data set forth should be read together with, and is qualified in its entirety by, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

9 of 41

For the Year Ended May 31, (In Millions)

2004	2003	2002	2001	2000

Operating Data:
Net Sales(1)	$1,095.7	$1,011.5	$871.4	$797.0	$712.8
Cost of sales	769.3	713.4	635.0	580.5	531.6

Gross profit	326.4	298.1	236.4	216.5	181.2
Operating expenses:
Selling	154.1	134.1	101.4	86.3	75.8
Research and development	14.0	11.6	10.4	10.9	8.3
General and administrative	93.0	81.8	68.1	64.5	61.3

Total operating expenses	$261.1	$227.5	$179.9	$161.7	$145.4

Income from operations	65.3	70.6	56.5	54.8	35.8
Interest expense	25.1	25.1	26.2	34.8	33.9
Amortization of deferred financing fees	0.9	1.2	3.1	3.2	3.7
Net income (loss)	23.4	26.7	19.4	13.3	(6.6)
Other Financial Data:
Depreciation and amortization	21.4	19.2	19.2	17.4	16.7
Purchase of property and equipment	24.7	17.0	11.6	16.1	12.9
Net cash provided by (used) in
operating activities	(6.1)	31.6	37.5	12.4	0.5
Net cash used in investing activities	(40.9)	(21.8)	(17.1)	(22.8)	(19.9)
Net cash provided by (used) in
financing activities	48.0	(12.3)	(19.3)	8.7	21.4
Supplemental Data:
EBITDA(3)	86.7	89.8	68.3	72.1	49.4
Balance Sheet Data:(end of period)
Cash	5.1	4.7	4.8	3.3	5.9
Working capital	109.8	100.5	65.9	(48.4)	(61.3)
Total assets	558.5	465.1	423.2	405.5	368.1
Long-term obligations	165.9	162.6	157.7	47.3	48.6

(1)
In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. For comparative purposes, net sales are shown as if EITF 01-09 had been adopted for all periods.

(2)
Includes $9.0 million of purchase of property and equipment related to the manufacturing facility in China for fiscal year 2004. Excludes purchases of intangibles and trademarks and acquisitions of $16.2 million for fiscal year 2004, $4.9 million for fiscal year 2003, $5.5 million for fiscal year 2002, $6.7 million for fiscal year 2001 and $4.4 million for fiscal year 2000.

(3)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. EBITDA is a significant covenant used by our creditors to measure our operating results. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. Our definition of EBITDA may differ from definitions of EBITDA used by other companies. A reconciliation of net income to EBITDA can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Results of Operations. The following table includes a list of unusual items that have affected EBITDA.

10 of 41

For The Year Ended May 31,
(In Millions)
	2004	2003	2002	2001	2000
Loss On Extinguishment of Debt(a)	-	-	7.4	-	-
Kmart Bankruptcy Bad Debt(b)	-	9.1	2.4	-	-
Excess Air Freight Charges(c)	-	-	-	-	6.0
Non-recurring Recapitalization Cost(d)	-	-	-	-	1.8
Equity grant to senior management(e)	-	-	-	-	3.1

(a)	A loss of approximately $7.4 million was recorded on the extinguishment of the Company's Old 1999 Credit Facilities and the 12% Notes.

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

The following should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K. Our fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 2004 ended on May 31, 2004.

RECENT DEVELOPMENTS

In fiscal 2003, we formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The original project costs were anticipated to be approximately $12.0 million. Due to our decision to increase the size of the facility, we now anticipate the total project cost to be approximately $30.5 million, with $15.5 million to be funded in the form of capital contributions and approximately $15.0 million in the form of debt. Our share of the equity investment is expected to be approximately $10.0 million. We are in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China.

OVERVIEW

We manufacture and market a broad line of cardiovascular and other equipment and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and

11 of 41

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

Net Sales

Net sales primarily represent our gross sales adjusted for returns and allowances. We limit our customers' ability to return merchandise to us to products sold to their customers in which defects were discovered within the warranty coverage period (usually 90 days from the time of retail sale). We do not permit our customers to return unsold merchandise.

Cost of Sales

Cost of sales includes the cost of components that we purchase, direct manufacturing labor and overhead, inbound shipping and freight and depreciation expense related to our property, plant, equipment and tooling.

Selling Expense

Selling expense primarily includes our direct advertising expense, advertising allowances provided to certain customers and the costs related to our sales and marketing staff for our home fitness and institutional fitness business.

Research and Development Expense

Research and development expense relates primarily to the activities of our product development group and external sources related to the development of new products and product enhancements.

General and Administrative Expense

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

12 of 41

Intangible Assets

We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective June 1, 2002. SFAS No. 142 no longer requires the amortization of goodwill and other indefinite lived intangibles. As of May 31, 2004, we had approximately $5.6 million of unamortized goodwill. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our financial data, expressed as a percentage of net sales, for fiscal years ended May 31, 2004, 2003 and 2002:

13 of 41

For The Year Ended May 31,
(% of Net Sales)
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	70.2%	70.5%	72.9%
Gross Profit	29.8%	29.5%	27.1%
Operating Expenses:
Selling	14.1%	13.3%	11.6%
Research & Development	1.3%	1.1%	1.2%
General & Administrative	8.5%	8.1%	7.8%
Total Operating Expenses	23.9%	22.5%	20.6%
Income From Operations	5.9%	7.0%	6.5%
Interest Expense	2.3%	2.5%	3.0%
Amortization of Deferred Financing Fees	0.1%	0.1%	0.4%
Loss On Debt Extinguishment	-	-	0.9%
Income Before Income Taxes	3.6%	4.4%	2.2%
Provision For Income Tax	1.5%	1.7%	0.0%

Net Income	2.1%	2.7%	2.2%

EBITDA	7.9%	8.9%	7.8%

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

Net sales for fiscal 2004 increased $84.2 million, or 8.3%, to $1,095.7 million from $1,011.5 million in the comparable period in 2003. Sales increased primarily due to increased customer demand. Sales of our cardiovascular and other equipment in fiscal 2004 increased $65.1 million, to $890.7 million. Sales of our strength training equipment in fiscal 2004 increased $19.1 million, to $205.0 million.

Gross profit for fiscal 2004 was $326.4 million, or 29.8% of net sales, compared to $298.1 million, or 29.5% of net sales, in fiscal 2003. This 9.5% increase was largely due to changes in product mix and manufacturing efficiencies. Gross profit in fiscal 2004 was offset by increases in commodity prices, i.e., steel, plastic and wood in the fourth quarter.

Selling expenses increased $20.0 million, or 14.9%, to $154.1 million in fiscal 2004. This increase reflected increased direct to consumer advertising, commissions and freight. Expressed as a percentage of net sales, selling expenses were 14.1% in fiscal 2004 and 13.3% in fiscal 2003.

Research and development expenses increased $2.4 million, or 20.7%, to $14.0 million in 2004. This increase resulted from increased salaries, materials used in product development and contract labor. Expressed as a percentage of net sales, research and development expenses were 1.3% in fiscal 2004 and 1.1% in fiscal 2003.

General and administrative expenses increased $11.2 million, or 13.7%, to $93.0 million in fiscal 2004. This increase is a factor of legal fees, rent and lease payments, normal salary increases, depreciation expense, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. Expressed as a percentage of net sales, general and administrative expenses were 8.5% in fiscal 2004 compared with 8.1% in fiscal 2003.

As a result of the foregoing factors, operating income decreased $5.3 million, or 7.5%, to $65.3 million in fiscal 2004. Expressed as a percentage of net sales, operating income was 5.9% in 2004 compared with 7.0% in fiscal 2003.

As a result of the foregoing factors, EBITDA decreased $3.1 million, or 3.5%, to $86.7 million in fiscal 2004. Expressed as a percentage of net sales, EBITDA was 7.9% in fiscal 2004 compared with 8.9% in fiscal 2003.

Interest expense, including amortization of deferred financing fees, decreased $0.3 million, or 1.1%, to $26.0 million in fiscal 2004. This decrease reflects lower interest rates during fiscal 2004. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.4% in fiscal 2004 compared with 2.6% in fiscal 2003.

14 of 41

The provision for income taxes decreased $1.7 million, or 9.7%, to $15.9 million in fiscal 2004. Our effective tax rate was 40.5% in 2004 compared to 39.7% in fiscal 2003. The higher effective tax rate in fiscal 2004 is the result of foreign tax credit adjustments. No valuation allowance was recorded against this asset because we believe that we will generate sufficient future taxable income through operations to realize the net deferred asset. However, there can be no assurance that we will generate any specific level of taxable earnings or that we will be able to realize any of the deferred tax asset in future periods. If we are unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

As a result of the foregoing factors, net income was $23.4 million in fiscal 2004 compared to net income in fiscal 2003 of $26.7 million.

Year Ended May 31, 2003 Compared to Year Ended May 31, 2002

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

The provision for income taxes increased $17.2 million, or 4,300.0%, to $17.6 million in fiscal 2003. Our effective tax rate was 39.7% in 2003 compared to 1.9% in fiscal 2002. The lower effective tax rate in fiscal 2002 is the result of adjustments pursuant to an Internal Revenue Service audit. These adjustments created a deferred tax benefit of approximately $11.5 million. No valuation allowance was recorded against this asset because we believe that we will generate sufficient future taxable income through operations to realize the net deferred asset. However, there can be no assurance that we will generate any specific level of taxable earnings or that we will be able to realize any of the deferred tax asset in future periods. If we are unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

15 of 41

As a result of the foregoing factors, net income was $26.7 million in fiscal 2003 compared to net income in fiscal 2002 of $19.4 million.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production.

The following are the net sales, operating income (loss) and net income (loss) of our Company by quarter for fiscal years 2004, 2003 and 2002(in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales (5)
2004	$197.8	$331.8	$328.0	$238.1
2003	170.2	292.7	344.0	204.6
2002	134.2	264.6	296.0	176.6

Operating income (loss)
2004	$4.8	$31.1	$30.1	$(0.7)
2003	2.0	28.8	37.5	2.3
2002	(4.5)	26.9	33.8	0.3

Net income (loss)
2004	$(1.7)	$15.4	$18.2	$(8.5)
2003	(3.4)	13.7	20.3	(3.9)
2002	(7.5)	11.1	25.5	(9.7)

The following is a reconciliation of net income (loss) to EBITDA (6) by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Total

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)	$23.4
Add back:
Depreciation and amortization	5.5	5.6	6.2	4.1	21.4
Provision for income tax	0.4	9.1	5.2	1.2	15.9
Interest expense	6.0	6.4	6.4	6.3	25.1
Amortization of deferred financing fees	-	0.3	0.3	0.3	0.9

EBITDA	$10.2	$36.8	$36.3	$3.4	$86.7

Fiscal Year 2003
Net income (loss)	$(3.4)	$13.7	$20.3	$(3.9)	$26.7
Add back:
Depreciation and amortization	4.2	4.0	5.0	6.0	19.2
Provision (benefit) for income tax	(1.2)	8.3	10.7	(0.2)	17.6
Interest expense	6.4	6.5	6.3	5.9	25.1
Amortization of deferred financing fees	0.3	0.2	0.2	0.5	1.2

EBITDA	$6.3	$32.7	$42.5	$8.3	$89.8

16 of 41

Fiscal Year 2002
Net income (loss)	$(7.5)	$11.1	$25.5	$(9.7)	$19.4
Add back:
Depreciation and amortization	4.5	4.3	4.9	5.5	19.2
Provision (benefit) for income tax	(4.8)	8.2	1.4	(4.4)	0.4
Interest expense	6.8	6.8	6.0	6.6	26.2
Amortization of deferred financing fees	0.9	0.9	0.9	0.4	3.1

EBITDA	$(0.1)	$31.3	$38.7	$(1.6)	$68.3

The following is a reconciliation of net income (loss) to EBITDA for the fiscal years ended May 31, 2001 and 2000. (in millions)

2001	2000

Net income (loss)	$13.3	$(6.6)
Add back:
Depreciation and amortization	17.4	16.7
Provision for income tax	3.4	2.7
Interest expense	34.8	33.9
Amortization of deferred financing fees	3.2	2.7

EBITDA	$72.1	$49.4

(1)	Our first quarter ended August 30, August 31, and September 1 for fiscal years 2004, 2003 and 2002, respectively.

(2)	Our second quarter ended November 29, November 30, December 1 for fiscal years 2004, 2003 and 2002, respectively.

(3)	Our third quarter ended February 28, March 1, and March 2 for fiscal years 2004, 2003 and 2002, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2004, 2003 and 2002, respectively.

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

(6)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization." EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. Pursuant to our credit agreement, EBITDA is a significant covenant used by our creditors to measure operating results. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

17 of 41

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.1 million in fiscal 2004, as compared to $31.6 million of cash provided by operating activities in fiscal 2003. In fiscal 2004, major sources of funds were net income of $23.4 million, non-cash provisions of $21.4 million for depreciation and amortization and an increase in accounts payable and accrued expenses of $22.6 million. These changes were offset by increases in accounts receivable of $35.3 million, due to sales growth and increased direct response receivables which are financed over a longer period of time due to our various financing programs, and inventories of $34.2 million, due primarily to building inventory levels to meet anticipated sales levels and our contemplated strategic move to source overseas, i.e., moving part of our manufacturing to China. In fiscal 2003, major sources of funds were net income of $26.7 million and non-cash provisions of $19.2 million for depreciation and amortization. These changes were offset by an increase in accounts receivable of $22.0 million, and a increase in inventories of $28.0 million.

Net cash used in investing activities was $40.9 million in fiscal 2004, compared to $21.8 million of cash used in investing activities in fiscal 2003. Investing activities in fiscal 2004 consisted primarily of capital expenditures of $15.7 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $16.2 million. Cash used in investing activities in fiscal 2003 consisted primarily of capital expenditures of $17.0 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $4.9 million.

Net cash provided by financing activities was $48.0 million in fiscal 2004, compared to $12.3 million of cash used in financing activities in fiscal 2003. Cash provided by financing activities in fiscal 2004 resulted from contributions made by the minority interest holder, borrowings less payments on the revolving credit facility, payments on the April 2002 term notes, payment of debt issuance fees and payments on other long-term debt. Cash used in financing activities in fiscal 2003 resulted from the issuance in April 2002 of the 11.25% Senior Subordinated Notes, borrowings on our new credit facility, repayment of our old credit facility and the redemption of our 12% subordinated notes.

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

We made capital expenditures of approximately $24.7 million during fiscal 2004, which include expenditures totaling $9.0 million for additions made in China. We expect to make capital expenditures of approximately $41.0 million in fiscal 2005, which include $21.0 million in additions to the facility in China. Capital expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling.

18 of 41

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

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At May 31, 2004, we had $87.9 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

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

The credit agreement, which includes our $210 million revolving credit line and our term loan, ("Credit Agreement" or Credit Facility") requires us to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Credit Agreement. The Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

We do not believe that any of these MAEs have occurred or can reasonably be expected to occur based upon our history and our relationship with the Credit Facility lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Credit Agreement.

As of May 31, 2004, the balance outstanding under the existing Credit Agreement consisted of (in millions):

Revolver	$122.1
Term Loan	13.8

$135.9

As of May 31, 2004, our consolidated indebtedness was approximately $289.0 million, of which approximately $135.9 million was senior indebtedness.

Based on our current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under our existing Credit Agreement, will be adequate to meet future liquidity needs for the next few years. We may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity.

19 of 41

As of May 31, 2004, our contractual cash obligations and commercial commitments were as follows:

Payments Due by Period(in millions)

Total	Less Than 1-Year	2-3 Years	4-5 Years	After 5 Years

Credit Facilities	$135.9	$135.9	$-	$-	$-
Senior Subordinated Notes	153.1	-	-	-	153.1
Operating Leases	55.9	19.4	20.3	10.3	5.9

Total Contractual Cash Obligations	$344.9	$155.3	$20.3	$10.3	$159.0

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This accounting standard became effective in fiscal 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

RISK FACTORS

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. If the adverse economic conditions continue or worsen, our business, financial condition and results of operations may be seriously effected.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

1.	competitive pricing pressure and

2.	the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge.

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect our financial results.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of the exercise equipment market. Any reduction in the growth of, or decline in the demand for exercise equipment could seriously harm our business, financial condition and results of operations. In addition, certain of our products, may in the future, experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. Even in the absence of an

20 of 41

industry downturn, the average selling prices of our products have historically decreased during the products’ lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

We are Functioning under New Operating Management

On July 1, 2004, we announced the appointment of David Watterson as Chairman and Chief Executive Officer, replacing the then-current Chairman and Chief Executive Officer, Scott Watterson. Until that time, David Watterson was the President of North America Operations. Additionally, Matthew Allen, moved to the position of President and Chief Merchandising Officer, Joseph Brough became the Chief Operating Officer, replacing Gary Stevenson, and Jace Jergensen became the Senior Vice President. There can be no assurance that the transition to this new management, or the new structure itself, will be successful.

We may face product liability claims that are disproportionately higher than the value of the products involved.

Although all of our products sold are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or other, our business, financial condition and results of operations could be adversely affected.

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. This type of litigation can be expensive, regardless of whether we win or lose.

We are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

For a variety of reasons, we have entered into license agreements with third parties that give those parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

21 of 41

It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore intend to continue to seek patent, trade secret and mask work protection for our manufacturing technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can harm our financial performance.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering the raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for these materials increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

We spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $41.0 million in capital expenditures in fiscal 2005, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

22 of 41

We depend on third parties to transport our products.

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the competitive environment in our industry in general and in our specific market area; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines, capital expenditures and future liquidity; liability and other claims asserted against us; uncertainties related to the internet and our internet initiative. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLODURES ABOUT MARKET RISK.

MARKET RISK

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

We use long-term and medium-term debt as a source of capital. At May 31, 2004, we had approximately $153.1 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At May 31, 2004, we had approximately $135.9 million in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 3.9% for the fiscal year ended May 31, 2004. If the interest rate for our variable rate debt increased or decreased by 1% during fiscal year 2004, our interest expense on outstanding variable rate debt would increase or decrease by approximately $1.5 million.

Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany, and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of May 31, 2004, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $1.3 million in Canadian dollars. The unrealized gain

23 of 41

associated with these contracts is a $15,000 gain on Canadian dollars. This unrealized gain is included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow during fiscal 2004. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT DIRECTORS AND OFFICERS

Our directors and executive officers, their ages and number of years of service are as follows:

24 of 41

Name	Age	Years with ICON	Position
Scott R. Watterson	49	26	-Chairman of the board -Chief Executive Officer
Gary E. Stevenson	49	26	-President -Chief Operating Officer -Director
S. Fred Beck	46	15	-Chief Financial and Accounting Officer -Vice President -Treasurer
David J. Watterson	45	24	-President, North American Operations
Jon M. White	56	17	-Senior Vice President, Manufacturing
William T. Dalebout	56	16	-Vice President, Design
M. Joseph Brough	40	15	-Vice President, Operations and Information Technology
Matthew N. Allen	40	20	-Vice President, Product Development
Brad H. Bearnson	50	9	-General Counsel, Secretary
Richard Hebert	59	10	-President, ICON Canada
Robert C. Gay	52	-	Vice Chairman of the Board
Ronald P. Mika	43	-	Director
Gregory Benson	50	-	Director
Stanley C. Tuttleman	85	-	Director
Alan H. Freudenstein	39	-	Director
W. Steve Albrecht	57	-	Director

EXECUTIVE OFFICERS OF THE REGISTRANT

Scott R. Watterson
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

Gary E. Stevenson
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

S. Fred Beck
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

David J. Watterson
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

25 of 41

Jon M. White
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

William T. Dalebout
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

M. Joseph Brough
        Mr. Brough joined the Company in 1989 and has served as VP of Operations and Information Technology since 1995. Prior to working for ICON, Mr. Brough worked for Andersen Consulting. Mr. Brough graduated with a M.B.A from the University of Utah in 1987 where he was ranked number one in his graduating class.

Matthew N. Allen
        Mr. Allen joined the Company in 1984 and has served as VP of Product Development since 1999. He served as VP of Sales from 1996-1999. Between 1984 and 1996, Mr. Allen served in various roles in sales, quality control and production. Mr. Allen graduated with B.S. in Business Marketing from Utah State University.

Brad H. Bearnson
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

Richard Hebert
        Mr. Hebert has served as President of ICON Canada since 1994. Mr. Hebert founded his first manufacturing company in 1967 named Athletimonde, Inc. In 1980, Mr. Hebert established his second manufacturing company named Rickbend Industries, Inc. In 1990, Mr. Hebert began a third company called Fitquip, Inc. These three companies were consolidated into one entity in an acquisition by ICON Health & Fitness, Inc. in 1994.

DIRECTORS OF THE COMPANY

Robert C. Gay
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

Ronald P. Mika
        Mr. Mika became one of our directors in November 1994. Mr. Mika is a principal at Sorenson Capital Partners. Prior to joining Sorenson Capital, Mr. Mika was a managing director at Bain Capital. In addition, Mr. Mika serves as a director of Professional Services Industries.

Gregory Benson
        Mr. Benson became one of our directors in September 1999. Mr. Benson was an executive vice president of Bain Capital from 1996 until 2004. Prior to joining Bain Capital, Mr. Benson was an executive vice president of American Pad and Paper Company.

26 of 41

Stanley C. Tuttleman
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

Alan H. Freudenstein
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

Dr. W. Steve Albrecht
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

BOARD COMMITTEES

Compensation Committee

We maintained a compensation committee during fiscal 2004. The Compensation Committee consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman. The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for Scott R. Watterson, our Chief Executive Officer, and Gary E. Stevenson, our Chief Operating Officer. Messrs. Watterson and Stevenson participated in the deliberations concerning the compensation of other officers other than their own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson.

Audit Committee

The Audit Committee includes Messrs. Albrecht, Tuttleman, and Mika. This committee reviews the professional services provided by the Company's independent registered public accounting firm and the independence of such firm from the management of the Company. This committee also reviews the scope of the audit by the Company's independent auditors, the annual and interim financial statements of the Company, the Company's systems of internal accounting controls, and such other matters with respect to the accounting, auditing, and financial reporting practice and procedures of the Company as it may find appropriate.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation for fiscal 2004, 2003, and 2002 for Mr. Scott Watterson and our other four most highly compensated executive officers (collectively, the "Named Executive Officers"):

27 of 41

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
Name	Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Long-Term Compensation Options (#)(2)	All Other Compensation ($)(3)
Scott R. Watterson	Chairman of the Board and Chief Executive Officer	2004 2003 2002	703,250 677,250 604,813	1,369,330 1,879,640 995,000	90,847(1)(5) 102,473(1)(5) 103,679(1)(5)	- - -	76,208(4) 71,539(4) 580,527(4)
Gary E. Stevenson	President and Chief Operating Officer	2004 2003 2002	624,000 624,000 524,000	1,205,010 1,656,320 875,600	75,635(1)(5) 71,967(1)(5) 62,213(1)(5)	- - -	81,096(4) 68,534(4) 368,969(4)
S. Fred Beck	Chief Financial and Accounting Officer, Vice President and Treasurer	2004 2003 2002	285,000 270,000 249,000	200,480 334,390 165,910	17,998(1)(5) 10,815(1) -	- - -	134,597 9,433 188,500
David J. Watterson	President, North America Operations	2004 2003 2002	341,000 323,000 300,000	200,480 340,390 520,910	22,064(1) 25,302(1)(5) -	- - -	17,643 10,972 85,165
Richard Hebert	General Manager, ICON Du Canada, Inc.	2004 2003 2002	335,143 294,914 262,000	167,330 157,549 145,850	11,939(1) 10,165(1) 8,700(1)	- - -	- - -
Footnotes To Compensation Table
(1)	Includes the annual cost of providing the named person with the use of an automobile during the year.
(2)	Options to purchase shares of HF Holdings' common stock.
(3)	Includes amounts contributed by the Company for the benefit of the Named Executive Officers under the Company's 401 (K) Plan and the Company's deferred compensation plan.
(4)	Includes a management fee of $33,500 paid by the company.
(5)	Includes amounts for personal use of the Company jet.

The following table sets forth information as of May 31, 2004, concerning options of HF Holdings, Inc. exercised by each of the named executive officers in 2004 and year-end option values:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Shares Aquired On Exercise (#)	Other Value Realized ($)	Number of Unexercised Options at May 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at May 31, 2004 ($)(1) Exercisable/Unexercisable
	Common Stock	Common Stock	Common Stock	Common Stock
Scott R. Watterson	-	-	-/-	-/-
Gary E. Stevenson	-	-	-/-	-/-
S. Fred Beck	-	-	49,995 / 49,995	-/-
David J. Watterson	-	-	59,979 / 59,979	-/-
Richard Hebert	-	-	-/-	-/-
(1)
As of May 31, 2004, there was no market for the common stock of HF Holdings, Inc.; no value has been attributed to the equity underlying these options. There have been no arm's length sales of HF Holding's common stock since the closing of the recapitalization in September of 1999.

1999 JUNIOR MANAGEMENT STOCK OPTION PLAN

In September 1999, HF Holdings adopted its 1999 Junior Management Stock Option Plan (the "1999 Stock Option Plan")

28 of 41

which provides for the grant of nonstatutory options to eligible employees. A total of 333,300 shares of common stock of HF Holdings were reserved and issued under the 1999 Stock Option Plan, which is administered by the Board of Directors or a committee thereof.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We maintained a compensation committee during fiscal 2004. The Compensation Committee consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman.

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

PERFORMANCE BONUS

In fiscal 2003 and 2002, the Board of Directors approved the establishment of a performance bonus pool in addition to the regular bonus program of $1.0 million and $1.5 million, respectively. The Board gave discretion to Gary Stevenson and Scott Watterson to determine eligible employees and the amounts payable to each employee. These bonuses were paid in August of each year and accrued in our May 31, 2003 and May 31, 2002 financial statements. No additional performance bonus pool was awarded in fiscal 2004.

EMPLOYMENT AGREEMENTS

On January 6, 2004, we filed on Form 8-K a press release outlining a pending management transition based on news that Scott Watterson, Chief Executive Officer and Gary Stevenson, Chief Operating Officer intend to take a leave of absence from their respective positions sometime in the second or third quarter of calendar 2004. The Company and Mr. Watterson and Mr. Stevenson are currently in discussions regarding the modification of their existing employment contracts to take into account the anticipated leave of absence. The modifications have not been completed or agreed to as of the date of this filing.

On August 11, 2004, we announced by press release that effective July 1, 2004, Scott Watterson and Gary Stevenson began their leave of absence to accept assignments from the Church of Jesus Christ of Latter Day Saints as Mission Presidents. In their absence, the daily operations of the Company are being managed by David J. Watterson, a 23-year ICON veteran who was recently elected Chairman and Chief Executive Officer.

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

29 of 41

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

HF Holdings owns all of our outstanding common stock. The following table and related notes set forth information with respect to the beneficial ownership of HF Holdings' 7,771,613 outstanding shares of common stock as of May 31, 2004 by (i) each person known to HF Holdings to beneficially own more than 5.0% of the outstanding shares of common stock of HF Holdings, and (ii) each director and executive officer of HF Holdings individually and (iii) all directors and executive officers of HF Holdings as a group.

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

Scott R. Watterson*(2) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	376,000	4.86%
Gary E. Stevenson*(3) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	292,700	3.78%

30 of 41

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

The Bain Funds(4) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%
Robert C. Gay*(5) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%
Ronald P. Mika*(5) c/o Sorenson Capital Partners 10150 South Centennial Parkway Suite 450 Sandy, Utah 84070	5,161,035	66.69%
Credit Suisse First Boston Corporation(6) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
Alan H. Freudenstein*(7) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
HF Investment Holdings, LLC c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	5,160,035	66.69%
Stan C. Tuttleman* Tuttson's Inc. 349 Montgomery Avenue P.O. Box 22405 Bala Cynwyd, Pennsylvania 19004	172,002	1.72%
David Watterson(8) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	18,173	-
S. Fred Beck(8) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	15,149	-
All Directors and Executive Officers as a Group 9 People	7,692,264	98.55%

Footnotes To Common Stock Beneficially Owned Table
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

31 of 41

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

(5)
Includes the shares beneficially owned by each of the Bain Funds, of which each of Mr. Gay and Mr. Mika may be deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund. Also includes 1,000 shares owned by HF Investment Holdings, of which each of Mr. Gay or Mr. Mika may be deemed the beneficial owner by virtue of each being a director. Each of Mr. Gay and Mr. Mika disclaims the beneficial ownership of any such shares in which he does not have a pecuniary interest.

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

(8)	Represents shares of common stock issuable upon exercise of the vested portion of options awarded pursuant to the 1999 HF Holdings Junior Management Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

MANAGEMENT EQUITY GRANT

On September 27, 1999, HF Holdings issued to Scott Watterson and Gary Stevenson, without cost, an aggregate of 666,700 shares of the common stock of HF Holdings (or approximately 6.7% of its common stock outstanding on a fully diluted basis upon the consummation of the September recapitalization). Mr. Watterson received 375,000 of these shares, while Mr. Stevenson received 291,700 shares.

STOCKHOLDERS AGREEMENT

On September 27, 1999, we entered into a stockholders agreement (the "Stockholders Agreement") with HF Holdings, HF Investment Holdings, Bain Capital, Credit Suisse First Boston Corporation ("CFSB") and Scott Watterson and Gary Stevenson.

Under the Stockholders Agreement, holders of HF Holdings' common stock, who received such common stock in the exchange offer, are subject to transfer restrictions with respect to their common stock. In addition, these holders received customary tag along and drag along rights with respect to sales of common stock of HF Holdings (including sales by any Bain Capital Holder) and pre-emptive rights with respect to any issuances of common stock by HF Holdings to HF Investment Holdings. The tag along, drag along and registration rights of our management are subject to the condition that our senior management own at least 25% of the common stock held by all management holders and the junior management own at least 15% of the common stock of HF Holdings held by all management holders, provided such person is still employed by us or has been employed within the 12 preceding months and the purchaser of the common stock is a financial buyer.

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

In addition, HF Investment Holdings is entitled to appoint seven directors and CSFB is entitled to appoint two directors to our Board of Directors. Upon a liquidation of HF Investment Holdings, Bain Capital will be entitled to appoint five directors and Scott Watterson and Gary Stevenson shall have the right to be directors, provided they remain employed by us.

32 of 41

MANAGEMENT AGREEMENTS

On September 27, 1999, our Company and HF Holdings also entered into a new management agreement with Bain Capital which provides an annual management fee not to exceed $366,500 in exchange for management consulting services including providing advice on strategic planning, development and acquisitions. In addition, if we enter into any acquisition transactions involving a gross purchase price of at least $10.0 million, Bain Capital will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In the event of a Liquidity Event (as defined in the Stockholders Agreement), Bain Capital will also receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction.

Additionally, HF Holdings entered into a management arrangement with CSFB which provides for an annual management fee of $366,500 in exchange for consulting services. In addition, if we enter into transactions which will constitute a Liquidity Event (as defined in the Stockholders Agreement), CSFB will receive a fee in an amount which will approximate 50% of the fee payable under the management agreement with Bain Capital in connection with such transaction.

On September 27, 1999, our Company and HF Holdings also entered into management agreements with each of Mr. Watterson and Mr. Stevenson which provide, so long as Bain Capital is receiving a management fee under its management agreement, an annual management fee of $67,000 in the aggregate shall be paid to Mr. Watterson and Mr. Stevenson.

The respective management agreements include full indemnification and expense reimbursement provisions in favor of Bain Capital, CSFB, Mr. Watterson and Mr. Stevenson, respectively.

CHINA BUSINESS VENTURE

In fiscal 2003, our Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. Our equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. We are in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. As of May 31, 2004, we have made contributions of $5.0 million and the minority interest contributions were $3.5 million. The minority interest shareholder is also a long-time vendor our Company. We have recorded purchases from this vendor of approximately $93.0 million and $75.3 million during the fiscal years ended May 31, 2004 and 2003, respectively. He also holds an equity interest in our Company. As a result of our controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

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

In February 2002, we entered into a new agreement with FG whereby we terminated the original airplane lease and committed to lease a new airplane from FG. Minimum lease rentals under the lease, which expires February 2009, are $120,000 per month. We are responsible for scheduled maintenance and fuel costs; however, these costs reduce the monthly rental. In addition, we are responsible for payment of the aircraft crew and any unscheduled maintenance of the aircraft. In connection with its airplane lease commitments, we recorded $644,000, $809,000 and $695,000 of rental expense for the

33 of 41

fiscal years ended May 31, 2004, 2003 and 2002, respectively. In addition, in February of 2002, we advanced $280,000 to FG as a security deposit on the aircraft lease.

ITEM 14.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to our Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Consolidated Financial Statements (See Item 8)
Consolidated Balance Sheets at May 31, 2004 and 2003
Consolidated Statements of Operations and Comprehensive Income for the Years Ended May 31, 2004, 2003, and 2002
Consolidated Statement of Stockholder's Equity for the Years Ended May 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended May 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE (See Item 8)

Schedule II	- Valuation and Qualifying Accounts for the three Years Ended May 31, 2004

All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes, or can be derived from information contained in the consolidated financial statements and related notes.

EXHIBITS

The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1 of IHF Capital, as amended (No.33-87930/87930-1) and on Form S-4 of ICON Fitness, as amended (No.333-18475).

34 of 41

Exhibit Number	Description of Exhibit

1.1	Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
3.1	Certificate of Incorporation.
3.1A	Amendment to Certificate of Incorporation.
3.2	By-laws.
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

10.3	Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and Health & Fitness.
10.4	10.4 Stockholder Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
10.4A	Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
10.5	Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
10.6	Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, the Company, and Bain Capital Partners IV, L.P.
10.7	Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12,1994 between ICON Health and Weider Sports Equipment Co., Ltd.
10.8	Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and Health & Fitness.
10.9	Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and Health & Fitness.
10.10	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Gary E. Stevenson.
10.10B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Gary E. Stevenson.
10.11	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Scott R. Watterson.
10.11B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Scott R. Watterson.

35 of 41

Exhibit Number	Description of Exhibit

10.12	Asset Option Agreement dated as of November 14, 1994 among Health & Fitness, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
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

36 of 41

Exhibit Number	Description of Exhibit

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
10.47
First Amendment to Stevenson Employment Agreement, dated September 6, 1996 to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, Inc., IHF Capital, Inc., IHF Holdings, Inc. and Gary Stevenson.

10.48
First Amendment to Watterson Employment Agreement, dated September 6, 1996 to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, Inc., IHF Capital, Inc., IHF Holdings, Inc. and Scott Watterson.

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

10.52	Escrow Agreement, dated September 6, 1996 among ICON Health, ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.
10.53	Representation Agreement, dated September 6, 1996 between ICON Health and Ben Weider.
10.54	Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc., and ICON Health.
10.55	Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.
10.56	Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.

37 of 41

Exhibit Number	Description of Exhibit

10.57	Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
10.58	Letter Agreement dated September 6, 1996 among ICON Health, Ben Weider and Eric Weider regarding charitable contributions.
10.59	Deed of Sale.
21	Subsidiaries of the Company.
24	Powers of Attorney (included on signature page).
25	Statement of Eligibility of Fleet National Bank, Trustee.
27	Financial Data Schedules.
99.1	Form of Letter of Transmittal used in connection with the Exchange Offer.
99.2	Form of Notice of Guaranteed Delivery used in connection with the Exchange Offer.

REPORTS ON FORM 8-K

Report on Form 8-K dated April 13, 2004 containing ICON's press release dated April 13, 2004 announcing earnings for the third quarter of fiscal 2004 which ended February 28, 2004.   (press release)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Pursuant to Section 12 of the Act:

No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of security holders has been sent to any of the Registrants' security holders.

38 of 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ICON HEALTH & FITNESS, INC.

By: /s/ David J. Watterson

Name: David J. Watterson
Title: Chairman of the Board and Chief Executive Officer
Date: August 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: August 30, 2004

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial
and Accounting Officer, and Treasurer
Date: August 30, 2004

By:	/s/ Ronald P. Mika

Ronald P. Mika, Director
Date: August 30, 2004

By:	/s/ W. Steve Albrecht

W. Steve Albrecht, Director
Date: August 30, 2004

By:	/s/ Stan Tuttleman

Stan Tuttleman, Director
Date: August 30, 2004

By:	/s/ Gregory Benson

Gregory Benson, Director
Date: August 30, 2004

39 of 41

ICON Health & Fitness, Inc.

Consolidated Financial Statements

May 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
ICON Health & Fitness, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICON Health & Fitness, Inc. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City , Utah
August 23, 2004

ICON Health & Fitness, Inc.
Consolidated Balance Sheet
(expressed in thousands)

	May 31,	May 31,
	2004	2003

ASSETS
Current assets
Cash	$5,122	$4,650
Accounts receivable, net	210,498	175,164
Inventories, net	195,928	161,708
Deferred income taxes	6,974	7,323
Other current assets	13,067	9,830

Total current assets	431,589	358,675

Property and equipment, net	58,528	48,777
Intangible assets, net	38,681	29,069
Deferred income taxes	6,309	8,379
Other assets, net	23,388	20,214

	$558,495	$465,114

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt	$135,879	$91,313
Accounts payable	146,944	121,177
Accrued expenses	30,811	33,964
Income taxes payable	574	4,228
Interest payable	7,544	7,484

Total current liabilities	321,752	258,166

Long-term debt	153,111	152,919
Other liabilities	12,797	9,691

	487,660	420,776

Minority interest	3,500	-

Commitments and contingencies (notes 8 and 12)

Stockholder's equity
Common stock and additional paid-in capital	204,155	204,155
Receivable from Parent	(2,200)	(2,200)
Accumulated deficit	(133,863)	(157,252)
Accumulated other comprehensive loss	(757)	(365)

Total stockholder's equity	67,335	44,338

	$558,495	$465,114

The accompanying notes are an integral part of the consolidated financial statements

ICON Health & Fitness, Inc.
Consolidated Statement of Operations and Comprehensive Income
(expressed in thousands)

For the Year Ended May 31,

2004	2003	2002

Net Sales	$1,095,744	$1,011,544	$871,399
Cost of sales	769,378	713,415	635,046

Gross profit	326,366	298,129	236,353

Operating expenses:
Selling	154,085	134,047	101,355
Research and development	13,982	11,648	10,405
General and administrative	93,046	81,766	68,089

Total operating expenses	261,113	227,461	179,849

Income from operations	65,253	70,668	56,504

Interest expense	(25,050)	(25,105)	(26,149)
Amortization of deferred financing fees	(872)	(1,267)	(3,146)
Loss on extinguishment of debt	-	-	(7,435)

Income before income tax	39,331	44,296	19,774
Provision for income tax	15,942	17,607	380

Net income	23,389	26,689	19,394

Other comprehensive income (loss), comprised of foreign currency translation adjustment, net of tax benefit of $240 in 2004 and net of income tax expense of $883 in 2003 and $129 in 2002	(392)	1,440	210

Comprehensive income	$22,997	$28,129	$19,604

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Stockholder's Equity
(expressed in thousands, except share amounts)

Common Stock and Additional Paid in Capital
Shares	Amount	Receivable From Parent	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders's Equity

Balance at May 31, 2002	1000	$204,155	$(2,200)	$(183,941)	$(1,805)	$16,209

Other comprehensive income	-	-	-	-	1,440	1,440
Net income	-	-	-	26,689	-	26,689

Balance at May 31, 2003	1000	204,155	(2,200)	(157,252)	(365)	44,338

Other comprehensive loss	-	-	-	-	(392)	(392)
Net income	-	-	-	23,389	-	23,389

Balance at May 31, 2004	1000	$204,155	$(2,200)	$(133,863)	$(757)	$67,335

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Cash Flows
(expressed in thousands)

For the Year Ended May 31,
2004	2003	2002

OPERATING ACTIVITIES:
Net income	$23,389	$26,689	$19,394
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision (benefit) for deferred taxes	2,659	306	(10,138)
Loss on sale of property and equipment	26	(5)	-
Amortization of gain on extinguishment of debt	-	-	(1,191)
Amortization of deferred financing fees	872	1,267	3,146
Amortization of debt discount	199	73	18
Depreciation and amortization	21,481	19,170	19,162
Loss on extinguishment of debt	-	-	7,435
Changes in operating assets and liabilities
net of acquisitions:
Accounts receivable, net	(35,334)	(21,986)	(19,968)
Inventories,net	(34,220)	(27,955)	12,231
Other assets, net	(4,541)	10,327	(4,162)
Accounts payable and accrued expenses	22,614	18,526	(671)
Income taxes payable	(3,654)	(1,193)	5,076
Interest payable	60	4,439	2,272
Other liabilities	398	1,980	4,934

Net cash provided by (used in) operating activities	$(6,051)	$31,638	$37,538

INVESTING ACTIVITIES:
Purchase of property and equipment	(15,670)	(16,952)	(11,624)
Purchase of property and equipment-China	(8,987)	-	-
Purchase of intangible assets	(16,213)	(4,892)	(5,200)
Acquisitions, net of cash acquired	-	-	(306)
Proceeds from sale of property and equipment	-	19	-

Net cash used in investing activities	$(40,870)	$(21,825)	$(17,130)

FINANCING ACTIVITIES:
Borrowings (payments) on revolving credit facility, net	49,566	(6,749)	32,831
Payments on other long-term debt	(7)	(29)	(48)
Proceeds from April 2002 term notes	-	-	25,000
Payments on April 2002 term notes	(5,000)	(5,000)	(1,250)
Payments on September 1999 term notes	-	-	(172,834)
Proceeds from 11.25% notes	-	-	152,813
Payments to 12% noteholders	-	-	(46,053)
Payment of fees-debt portion	(34)	(481)	(9,757)
Minority interest	3,500	-	-

Net cash provided by (used in) financing activities	$48,025	$(12,259)	$(19,298)

Effect of exchange rates on cash	(632)	2,323	339

Net increase (decrease) in cash	472	(123)	1,449
Cash, beginning of period	4,650	4,773	3,324

Cash, end of the period	$5,122	$4,650	$4,773

The accompanying notes are an integral part of these financial statements

ICON Health & Fitness, Inc.
Notes to the Consolidated Financial Statements
May 31, 2004

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements include the accounts of ICON Health & Fitness, Inc., and its wholly owned subsidiaries ("the Company"). At May 31, 2004 and 2003, the Company was a wholly owned subsidiary of HF Holdings, Inc. ("HF Holdings" or the "Parent").

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

Cash

At May 31, 2004, substantially all of the Company's cash is held by two banks located in Illinois and Massachusetts. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The

Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective June 1, 2002. The Company completed an impairment evaluation of its goodwill as of May 31, 2004 and 2003. No impairment was identified.

At June 1, 2002, goodwill totaled $5,624,000, net of accumulated amortization of $1,919,000. The following table presents what reported net income would have been for the year ended May 31, 2002 under SFAS No. 142 (table in thousands):

May 31,
2002

Reported net income	$19,394
Add Back:
Goodwill amortization, net of
income tax of $143	234

Adjusted net income	$19,628

Intangible assets other than goodwill are recorded at cost and are amortized on a straight-line basis over the following estimated useful lives:

Patents, license agreements and trademarks	5-20 years
Other	2-3 years

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of its review, the Company does not believe that as of May 31, 2004 and 2003, any impairment exists related to its long-lived assets.

Deferred Financing Costs

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

Advertising Costs

The Company expenses the costs of advertising as incurred, except for the cost of direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 2004 and 2003, $1,511,000 and $1,792,000, respectively, of capitalized advertising costs were included in other current assets. For the fiscal years ended May 31, 2004, 2003 and 2002, total advertising expense was approximately $41,083,000, $30,743,000 and $17,169,000 respectively.

Revenue Recognition

The Company recognizes revenue upon the shipment of product to the customer. Allowances are recognized for estimated returns, discounts, advertising programs and warranty costs associated with these sales. Receivables from direct response sales are reported at outstanding principal adjusted for any chargeoffs and allowance for doubtful accounts, and are held until maturity or payoff. Revenue from extended warranty contracts is deferred and is recognized ratably over the term of the contract.

Concentration of Credit Risk

The primary financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to Sears Roebuck ("Sears"). Sears accounted for approximately 39%, 39% and 44% of the total net sales for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. Accounts receivable from Sears accounted for approximately 37% and 31% of gross accounts receivable at May 31, 2004 and 2003, respectively. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivable due from, any of its major customers would have a material adverse effect on the Company's business.

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

As of May 31, 2004 and 2003, the Company was included as part of the consolidated tax return filed by HF Holdings, Inc. The income tax provision for the Company has been prepared on a separate company basis.

Foreign Operations

Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars and the Euro and transactions with foreign entities that result in income and expense for the Company are translated at the weighted average rate of exchange during the period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) and were not material in the fiscal years ended May 31, 2004, 2003 and 2002. For the fiscal years ended May 31, 2004, 2003 and 2002, the Company's foreign operations represented less than 10% of the Company's net sales and effects of exchange rate changes did not have a material impact on the Company's earnings.

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

Years Ended May 31,
2004	2003	2002

Warranty Reserve:
Balance at beginning of year	$2,639	$1,290	$2,557
Additions:
Charged to costs and expenses	119	1,349	-
Deductions:
Reduction in reserve	-	-	(1,267)

Balance at end of year	$2,758	$2,639	$1,290

The reduction in the warranty reserve in the fiscal year ended May 31, 2002 resulted primarily from the reclassification of the accrued warranty reserve on extended warranty contracts to deferred revenue.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

      11.25% Notes - fair value equals quoted market price.

      Other long-term debt - fair value approximates carrying value.

The carrying amounts and fair values of long-term debt at May 31, 2004 and 2003 were as follows (table in thousands):

2004	2004	2003	2003

Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

11.25% Notes	$153,102	$168,950	$152,903	$162,750
Other Long Term Debt	$135,888	$135,888	$91,329	$91,329

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the period ending May 31, 2004. As permitted by SFAS No. 148, the Company will continue to account for its stock based compensation according to the provisions of APB No. 25.

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net earnings would have been as follows (table in thousands):

Years Ended May 31,
2004	2003	2002

Net income as reported	$23,389	$26,689	$19,394
less:
Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	-	28	133

Pro forma net income	$23,389	$26,661	$19,261

Use of Estimates

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

The Company has adopted EITF 01-09 effective June 1, 2002, which reduced net sales for the fiscal year ended May 31, 2004 by approximately $25.8 million with a corresponding reduction of selling, general and administrative expenses. This change has no effect on income from operations or net income. For comparative purposes, net sales for fiscal years ended May 31, 2003 and 2002 have been reduced by approximately $31.5 million and $24.7 million respectively, with a corresponding reduction of selling, general and administrative expenses.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This accounting standard became effective in fiscal 2004. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

Reclassifications

Certain balances of the prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or total assets.

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following (table in thousands):

May 31,
2004	2003

Trade accounts receivable	$219,797	$183,558
Less:
Allowance for doubtful
accounts, advertising discounts
and credit memos	(9,299)	(8,394)

Accounts receivable, net	$210,498	$175,164

4.	INVENTORIES

Inventories, net, consist of the following (table in thousands):

May 31,
2004	2003

Raw materials (parts and supplies)	$76,222	$53,786
Finished goods	122,748	111,822
Allowance	(3,042)	(3,900)

Total inventories	$195,928	$161,708

Inventory allowances are primarily for finished goods. These allowances are established based on management's estimates of inventory held at fiscal year end that is potentially obsolete or for which its market value is below cost.

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (table in thousands):

Estimated Useful Lives	May 31,
(Years)	2004	2003

Land	-	$3,884	$2,160
Buildings and improvements	up to 31	28,699	21,053
Equipment and tooling	3-7	79,398	75,053

	111,981	98,266
Less:
Accumulated Depreciation	(53,453)	(49,489)

Property and equipment, net	$58,528	$48,777

For the fiscal years ended May 31, 2004, 2003 and 2002, the Company recorded depreciation expense of $14,880,000, $13,166,000, and $13,398,000, respectively.

6.	INTANGIBLE ASSETS

Intangible assets, net, consist of the following (table in thousands):

May 31, 2004	May 31, 2003

Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$7,543	$(1,919)	$5,624	$7,543	$(1,919)	$5,624
Trademarks	25,966	(10,669)	15,297	27,607	(10,247)	17,360
License agreements	11,400	(835)	10,565	-	-	-
Other	18,558	(11,363)	7,195	13,944	(7,859)	6,085

Total	$63,467	$(24,786)	$38,681	$49,094	$(20,025)	$29,069

Amortization expense related to intangible assets for the fiscal years ended May 31, 2004, 2003 and 2002 was $ 6,601,000, $6,004,000 and $5,764,000, respectively. Approximately $5,624,000 of the net goodwill at May 31, 2004 is tax deductible in future periods. Estimated amortization expense for years ending after May 31, 2004 is as follows (table in thousands):

Year Ending May 31,

2005	$9,017
2006	7,611
2007	4,018
2008	2,741
2009	1,273
Thereafter	8,397

$33,057

7.	OTHER ASSETS

Other assets, net, consist of the following (table in thousands):

May 31,
2004	2003

Deferred financing costs, net	$7,518	$8,356
Long-term receivables, net	820	556
Long-term portion of trade receivables	7,452	7,255
Deferred compensation	6,723	4,015
Other	875	32

Other assets, net	$23,388	$20,214

At May 31, 2004 and 2003, deferred financing costs are net of accumulated amortization of $1,108,000 and $1,438,000 respectively.

Long-term receivables consist of receivables whose collection is not considered to be current because the customer is in bankruptcy and whose carrying values have been written down to net realizable value. At May 31, 2004 and 2003, long-term receivables are net of an allowance for doubtful accounts of $0 and $70,000 respectively.

As of May 31, 2004, long-term portion of trade receivables consists of the long-term portion of receivables from direct response sales. The allowance for doubtful accounts related to the long-term portion of these receivables is not significant.

8.	LONG-TERM DEBT

Long-term debt consists of the following (table in thousands):

May 31,
2004	2003

2002 Revolver	$122,129	$72,563
2002 Term loan	13,750	18,750
11.25% Senior Subordinated Notes,
face amount $155,000, net of
unamortized discount of $1,898
and $2,096 at May 31,2004 and 2003.	153,102	152,903
Other	9	16

	288,990	244,232
Less current portion	(135,879)	(91,313)

Long-Term Debt	$153,111	$152,919

April 2002 Refinancing

In April 2002, the Company entered into new credit facilities and issued new 11.25% senior subordinated notes ("11.25% notes") (the "April 2002 Refinancing"). The Company used the net proceeds of the 11.25% Notes and the new 2002 Credit Facility to repay all outstanding indebtedness under the existing credit agreement, to redeem in full all of the outstanding 12% subordinated notes due 2005, to pay accrued interest and premiums thereon, and pay certain transaction fees and expenses.

The 2002 Credit Agreement

In connection with the April 2002 Refinancing, the Company entered into a new credit agreement ("2002 Credit Agreement") of $235 million with a syndicate of banks and financial services companies.

The 2002 Credit Agreement includes a $210 million revolving credit line (the "2002 Revolver"), which includes a letter of credit sub-facility of up to $10 million and a swing line sub-facility of up to $10 million. The term is five years. Borrowing availability is limited to certain percentages of qualified assets as specified in the agreement. The letter of credit margin of 2% and an unused facility fee of .50% per annum of the average unused daily balance of the 2002 Revolver are due monthly.

In addition, the 2002 Credit Agreement includes a $25 million Term Loan ("2002 Term Loan") with a 58-month term. The 2002 Term Loan amortizes quarterly at a rate of $1,250,000. At the Company's option, the 2002 Revolver and 2002 Term Loan bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.25% and 1.75%; respectively, or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.625% and 3.125%, respectively. If the 2002 Revolver is terminated or if the 2002 Term Loan is prepaid, certain prepayment premiums will apply.

All loans under the 2002 Credit Agreement are collateralized by a first priority security interest in all of the existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company's first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the 2002 Credit Agreement. If the Company were to default under the 2002 Credit Agreement, the lenders would foreclose on the pledge and take control of the Company.

The 2002 Credit Agreement contains a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a maximum capital expenditures test, minimum debt service coverage ratio, minimum EBITDA, maximum senior leverage ratio and minimum revenue. At May 31, 2004, the Company was in compliance with all of its debt covenants.

The 2002 Credit Agreement requires the Company to maintain a lockbox arrangement whereby remittances from the Company's customers reduce the borrowings outstanding under the 2002 Credit Agreement. The 2002 Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has classified the outstanding borrowings under the 2002 Credit Agreement, which totaled $135.9 million as of May 31, 2004, as a long-term liability.

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

The table below reflects the scheduled principal payment terms of the Company's long-term debt (table in thousands):

Year Ending May 31,

2005	$5,000
2006	5,000
2007	125,888
2008	-
2009	-
Thereafter	155,000

290,888
Unamortized debt discount	(1,898)

$288,990

For the fiscal year ended May 31, 2002, a loss of approximately $7.4 million was recorded on the extinguishment of the Company's Old 1999 Credit Facilities and the 12% Notes.

9.	STOCKHOLDER'S EQUITY

The Company has 3,000 shares of $.01 par value common stock authorized and 1,000 shares issued and outstanding.

During the fiscal year ended May 31, 2000, the Company established a new Junior Management stock option plan (the "Plan") and issued 333,300 options to purchase common stock of HF Holdings with an exercise price of $5.83 to members of the Plan. These options have a ten-year life, 25% vested immediately and the balance vests in 25% increments on each anniversary of the grant date. The following table summarizes activity under the Plan for the fiscal years ended May 31, 2004, 2003 and 2002:

Year Ended May 31,

2004	2003	2002

Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	333,333	$5.83	333,333	$5.83	333,333	$5.83
Granted	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding at End of year	333,333	$5.83	333,333	$5.83	333,333	$5.83

Exercisable options at end of year	333,333	333,333	333,333

Weighted average fair market value of options granted during year	-	-	-

The following table summarizes information about stock options outstanding at May 31, 2004:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.83	333,333	5.3	$5.83	333,333	$5.83

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate of 6.00%; (2) expected life of five years; (3) dividend yield of zero; and (4) a volatility of zero.

10.	INCOME TAXES

The provision for income taxes consists of the following (table in thousands):

Year Ended May 31,

2004	2003	2002

Current:
Federal	$9,768	$12,453	$10,178
State	837	1,067	872
Foreign	2,678	3,781	2,293

Total current	13,283	17,301	13,343

Deferred:
Federal	1,768	346	(12,323)
State	152	30	(1,055)
Foreign	739	(70)	415

Total deferred	2,659	306	(12,963)

Total Provision for Income Tax	$15,942	$17,607	$380

The components of the Company's income before income taxes are as follows (table in thousands):

Year Ended May 31,

2004	2003	2002

Domestic	$32,909	$39,944	$17,017
Foreign	6,422	4,352	2,757

$39,331	$44,296	$19,774

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

Year Ended May 31,

2004	2003	2002

Statutory federal income tax rate	35%	35%	35%
State tax provision	3	3	3
Provision for (benefit from) Internal Revenue Service adjustment	-	2	(59)
Foreign income taxes	9	3	25
Foreign tax credit	(9)	(3)	(9)
Other	2	-	7

Provision for Income Taxes	40%	40%	2%

At May 31, 2004 and 2003, the net deferred tax asset consists of the following (table in thousands):

May 31,
2004	2003

Deferred tax assets:
Foreign net operating loss carryforwards	$10,030	$8,037
Expenses capitalized for income tax purposes	10,140	11,208
Reserves and allowances	5,373	5,999
Deferred compensation plan	2,555	1,525
Uniform capitalization of inventory	1,598	1,069
Other	1,858	2,029

Total deferred tax assets:	$31,554	$29,867

Deferred tax liabilities:
Property and equipment	$6,979	$4,389
Other	2,001	1,739

Total deferred tax liabilities:	$8,980	$6,128

Valuation allowance	(9,291)	(8,037)

Net deferred tax asset	$13,283	$15,702

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

During the fiscal year ended May 31, 2004, the valuation allowance increased by $1.3 million due to additional foreign net operating loss carryforwards that may not be utilized in future years. During the fiscal year ended May 31, 2003 the valuation allowance decreased $207,000 due to the elimination of net operating loss carryforwards, that would provide no future benefit to the Company.

Management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the balance of the net deferred tax asset as of May 31, 2004. However, there can be no assurance that the Company will generate any specific level of taxable income or that it will be able to realize any of the remaining deferred tax assets in future periods. If the Company were unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

At May 31, 2004, the Company had approximately $26.5 million of foreign net operating loss carryforwards, which may be carried forward indefinitely. The Company has provided a full valuation allowance against the deferred tax asset related to these carryforwards, with the exception of $739,000, which relates to foreign net loss carryforwards that are expected to be utilized.

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW

The following table illustrates the cash paid during the period for listed items (in thousands):

Year Ended May 31,

2004	2003	2002

Interest	$24,990	$20,665	$27,222
Income taxes, net	$9,381	$9,813	$8,221

12.	COMMITMENTS AND CONTINGENCIES

Leases

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

Year Ending May 31,

2005	$19,413
2006	12,060
2007	8,181
2008	6,100
2009	4,226
Thereafter	5,881

$55,861

Rental expense under noncancellable operating leases was approximately $15,424,000, $14,650,000 and $15,060,000 for the fiscal years ended May 31, 2004, 2003 and 2002, respectively.

Environmental issues

The Company's operations are subject to federal, state and local health, safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. As of August 23, 2004, the Company was unaware of any environmental, health or safety violations.

Product Liability

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company’s products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2003 to October 1, 2004 with limits of $10.0 million per occurrence and $10.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2002, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $0.5 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors'

liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position. At May 31, 2004 and 2003, the Company has accrued $5,064,000 and $5,075,000; respectively, for known product liability claims and for claims incurred but not reported.

Other Litigation

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

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging the Company infringed Nautilus’ Bowflex patents. Nautilus seeks injunctive relief and monetary damages. In May 2003, the Court denied Nautilus’ motion for a preliminary injunction and granted partial summary judgment to the Company on the issue of “literal infringement.” Nautilus appealed this motion denying the preliminary injunction on literal patent infringement, and a trial has been scheduled for sometime in April of 2005. This case is currently being vigorously defended by the Company's counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

As part of the above suit, in July 2003, the Court ruled in favor of Nautilus on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring the Company from using the trademark "CrossBow" on any exercise equipment. In June of 2004, the United States Court of Appeals for the Federal Circuit affirmed the grant of a preliminary injunction as previously granted by the Federal District Court. Thus, the Company is barred from using the “CrossBow” trademark on any of its exercise equipment pending trial. The Company subsequently changed the name from “CrossBow” to “CrossBar” or “The Max” by Weider. In July of 2004, Nautilus filed an additional lawsuit in the United States District Court for the Western District of Washington alleging that the Company further infringed on the Bowflex trademark by using the “CrossBar” trademark. Nautilus seeks injunctive relief and monetary damages. The Company believes this additional lawsuit is without merit and will vigorously defend its right to use the “CrossBar” trademark.

The Company is also involved in several intellectual property and patent infingement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations or financial position.

Retirement Plans

All employees who have met minimum age and service requirements are eligible to participate in the 401(k) savings plan. Company contributions to the plan for the fiscal years ended May 31, 2004, 2003 and 2002 were $731,878, $630,000 and $610,000, respectively.

In September 2001, the Company established a nonqualified deferred compensation plan that permits certain employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's consolidated balance sheet, as this trust will be available to the Company's general creditors in the event of insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at May 31, 2004, 2003 and 2002 of $6,723,000, $4,015,000 and $1,238,000, respectively, and which is recorded within other liabilities in the Company's consolidated balance sheet, reflects amounts due to employees who contributed to the plan. The Company's contributions to the deferred compensation plan for the fiscal years ended May 31, 2004, 2003 and 2002 were $2,355,000, $1,293,000 and $120,000, respectively.

Employment Agreements

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

The second amendment provides for a one-time retention bonus for each of Chairman and Chief Executive Officer and President and Chief Operating Officer of $300,000. Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 1.50% for Chairman and

Chief Executive Officer and 1.32% for President and Chief Operating Officer. The executives will not be entitled to a bonus, however, unless the Company's Profits exceed 5.5% of net sales.

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

In May of 2004, the Company negotiated a employment agreement with David J. Watterson. The employment agreement provides for the continued employment of Mr. Watterson at a base salrary of $500,000. Mr. Watterson is entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 0.63%. The Company may terminate Mr. Watterson's employment (1) for cause as provided in each agreement, (2) upon six months' disability, or (3) without cause. Mr. Watterson may similarly terminate his employment immediately for cause as provided in his employment agreement at any time.

China Business Venture

In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The original project costs were anticipated to be approximately $12.0 million. Due to our decision to increase the size of the facility, we now anticipate the total project cost to be approximately $30.5 million, with $15.5 million to be funded in the form of equity by the subsidiary, and approximately $15.0 million in the form of debt. The Company's share of the equity investment is expected to be approximately $10.0 million. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. The Company's equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. As of May 31, 2004, the Company has made contributions of $5.0 million and the minority interest contributions were $3.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $93.0 million and $75.3 million during the fiscal years ended May 31, 2004 and 2003, respectively. He also holds an equity interest in the Company. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

13.	RELATED PARTY TRANSACTIONS

Management Fees

The Company has an agreement with major stockholders of HF Holdings who provide management and advisory services to the Company. Total annual fees due under this agreement are $800,000, for the fiscal years ended May 31, 2004, 2003 and 2002. The Company recorded management fee expense of $800,000 each year. If the Company enters into any acquisition transaction involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction to these stockholders. In addition, in the event of a Liquidity Event (as defined in the Stockholder's Agreement), the Company will pay a fee in an amount which will approximate 1% of the purchase price of the transaction to another major stockholder.

Airplane Lease

In June 1996, the Company entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company committed to lease an airplane from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month.

In February 2002, the Company entered into a new agreement with FG whereby the Company terminated the original airplane lease and committed to lease a new airplane from FG. Minimum lease rentals under the lease, which expires February 2009, are $120,000 per month. The Company is responsible for scheduled maintenance and fuel costs; however, these costs reduce the monthly rental. In addition, the Company is responsible for payment of the aircraft crew and any unscheduled maintenance of the aircraft. In connection with its airplane lease commitments, the Company recorded $644,000, $809,000 and $695,000 of rental expense for the fiscal years ended May 31, 2004, 2003 and 2002, respectively. In addition, in February of 2002, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

Receivable From Parent

As part of the September 1999 Restructuring, HF Holdings loaned to senior management an aggregate of $2.2 million against non-recourse notes with a maturity of 10 years. HF Holdings used funds advanced from the Company to make the loans. The notes bear interest at a rate equal to that of the New Credit Facilities, payable in cash until the first date as of which the cumulative net taxable income of the Company arising on or after the date of consummation of the September 1999 Restructuring exceeds zero. As of May 31, 2004 and 2003, these notes are non-interest bearing. The notes may be accelerated upon specified defaults and liquidity events, and are collateralized by shares of HF Holdings common stock.

14.	GEOGRAPHIC SEGMENT INFORMATION

Based on the Company's method of internal reporting, the Company operates and reports as a single industry segment, which is, development, manufacturing and distribution of home fitness equipment.

Revenue and long-lived asset information by geographic area as of and for the fiscal years ended May 31 is as follows (table in thousands):

Revenue for the year ended May 31,	Long-lived assets (net) of May 31,

2004	2003	2002	2004	2003

United States	$988,897	$924,047	$794,319	$46,149	$44,961
Foreign	106,847	87,497	77,080	12,379	3,816

Total	$1,095,744	$1,011,544	$871,399	$58,528	$48,777

Foreign revenue is based on the country in which the sales originate (i.e. where the legal subsidiary is domiciled). Revenue from no single foreign country was material to the consolidated revenues of the Company.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's subsidiaries JumpKing, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Not es will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of May 31, 2004 and 2003 and condensed consolidating statements of operations and cash flows for each of the years in the three year period ended May 31, 2004.

2.	The Company's combined Subsidiary Guarantors and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,246	$2,450	$1,426	$-	$5,122
Accounts receivable, net	132,027	85,132	15,045	(21,706)	210,498
Inventories, net	118,310	67,227	11,096	(705)	195,928
Deferred income taxes	6,469	-	505	-	6,974
Other current assets	4,716	4,156	4,195	-	13,067

Total current assets	262,768	158,965	32,267	(22,411)	431,589

Property & equipment, net	38,302	19,058	1,168	-	58,528
Receivable from affiliates	141,561	55,579	-	(197,140)	-
Intangible assets, net	30,868	6,595	1,218	-	38,681
Deferred income taxes	5,570	-	739	-	6,309
Investment in subsidiaries	39,130	-	-	(39,130)	-
Other assets, net	15,071	7,452	865	-	23,388

Total assets	$533,270	$247,649	$36,257	$(258,681)	$558,495

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$135,879	$-	$-	$-	$135,879
Accounts payable	97,860	36,676	34,114	(21,706)	146,944
Accrued liabilities	18,800	8,340	3,671	-	30,811
Accrued Income Taxes	2,509	(2,299)	364	-	574
Interest payable	7,544	-	-	-	7,544

Total current liabilities	262,592	42,717	38,149	(21,706)	321,752

Long-term debt	153,102	9	-	-	153,111
Other long-term liabilities	6,723	6,074	-	-	12,797
Payable to affiliates	43,518	130,942	22,680	(197,140)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity:
Common stock & additional
paid in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(133,863)	20,295	(26,961)	6,666	(133,863)
Accumulated other comprehensive
income (loss)	(757)	1,853	(3,092)	1,239	(757)

Total stockholder's equity	67,335	67,907	(24,572)	(43,335)	67,335

Total liabilities &
stockholder's equity	$533,270	$247,649	$36,257	$(258,681)	$558,495

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$941	$2,385	$1,324	$-	$4,650
Accounts receivable, net	103,461	74,425	12,376	(15,098)	175,164
Inventories, net	101,297	51,142	9,825	(556)	161,708
Deferred income taxes	6,838	241	244	-	7,323
Other current assets	1,611	4,397	3,822	-	9,830

Total current assets	214,148	132,590	27,591	(15,654)	358,675

Property & equipment, net	37,813	9,581	1,383	-	48,777
Receivable from affiliates	116,479	25,889	-	(142,368)	-
Intangible assets, net	20,295	7,556	1,218	-	29,069
Deferred income taxes	8,154	225	-	-	8,379
Investment in subsidiaries	28,051	-	-	(28,051)	-
Other assets, net	12,936	7,255	23	-	20,214

Total assets	$437,876	$183,096	$30,215	$(186,073)	$465,114

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$91,313	$-	$-	$-	$91,313
Accounts payable	86,192	25,876	24,207	(15,098)	121,177
Accrued liabilities	21,772	6,802	5,390	-	33,964
Accrued Income Taxes	3,969	(856)	1,115	-	4,228
Interest payable	7,484	-	-	-	7,484

Total current liabilities	210,730	31,822	30,712	(15,098)	258,166

Long-term debt	152,904	15	-	-	152,919
Other long-term liabilities	4,015	5,676	-	-	9,691
Payable to affiliates	25,889	95,128	21,351	(142,368)	-

Minority interest	-	-	-	-	-

Stockholder's equity:
Common stock & additional
paid in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(157,252)	11,191	(24,478)	13,287	(157,252)
Accumulated other comprehensive
income (loss)	(365)	2,005	(2,851)	846	(365)

Total stockholder's equity	44,338	50,455	(21,848)	(28,607)	44,338

Total liabilities &
stockholder's equity	$437,876	$183,096	$30,215	$(186,073)	$465,114

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year ended May 31,

2004	ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$683,680	$342,458	$69,606	$-	$1,095,744
Cost of sales	518,230	206,463	44,536	149	769,378

Gross profit	165,450	135,995	25,070	(149)	326,366
Total operating expenses	114,592	121,593	24,928	-	261,113

Income (loss) from operations	50,858	14,402	142	(149)	65,253
Interest expense	(22,950)	(88)	(2,012)	-	(25,050)
Amortization of deferred
financing fees	(872)	-	-	-	(872)
Equity in earnings
of subsidiaries	6,472	-	-	(6,472)	-

Income before income taxes	33,508	14,314	(1,870)	(6,621)	39,331
Provision for income tax	10,119	5,211	612	-	15,942

Net income	$23,389	$9,103	$(2,482)	$(6,621)	$23,389

2003

Net sales	$659,357	$300,539	$51,648	$-	$1,011,544
Cost of sales	499,796	183,755	29,617	247	713,415

Gross profit	159,561	116,784	22,031	(247)	298,129
Total operating expenses	103,988	103,883	19,590	-	227,461

Income (loss) from operations	55,573	12,901	2,441	(247)	70,668
Interest expense	(23,299)	(32)	(1,774)	-	(25,105)
Amortization of deferred
financing fees	(1,267)	-	-	-	(1,267)
Equity in earnings
of subsidiaries	4,949	-	-	(4,949)	-

Income before income taxes	35,956	12,869	667	(5,196)	44,296
Provision for income tax	9,267	7,310	1,030	-	17,607

Net income	$26,689	$5,559	$(363)	$(5,196)	$26,689

2002

Net sales	$623,012	$206,193	$42,194	$-	$871,399
Cost of sales	464,431	141,733	29,025	(143)	635,046

Gross profit	158,581	64,460	13,169	143	236,353
Total operating expenses	98,244	68,127	13,478	-	179,849

Income (loss) from operations	60,337	(3,667)	(309)	143	56,504
Interest expense	(23,200)	(1,177)	(1,772)	-	(26,149)
Amortization of deferred
financing fees	(3,146)	-	-	-	(3,146)
Loss on extinguishment of debt	(7,435)	-	-	-	(7,435)
Equity in earnings
of subsidiaries	(6,629)	-	-	6,629	-

Income before income taxes	19,927	(4,844)	(2,081)	6,772	19,774
Provision for income tax	533	(404)	251	-	380

Net income	$19,394	$(4,440)	$(2,332)	$6,772	$19,394

Supplemental Condensed Consolidating Statement of Cash Flows Year ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in)
operating activities	$(3,507)	$(1,877)	$(667)	$-	$(6,051)

Investing Activities:
Net cash provided by (used in)
investing activities	(28,023)	(12,527)	(320)	-	(40,870)

Financing Activities:
Borrowings (payments) on revolving
credit facility, net	49,566	-	-	-	49,566
Payments on other long-term debt	-	(7)	-	-	(7)
Payments on April 2002 term notes	(5,000)	-	-	-	(5,000)
Payment of fees-debt	(34)	-	-	-	(34)
Minority interest	(5,000)	8,500	-	-	3,500
Other	(7,455)	6,126	1,329	-	-

Net cash provided by (used in)
financing activities	32,077	14,619	1,329	-	48,025

Effect of exchange rates on cash	(240)	(152)	(240)	-	(632)

Net increase (decrease) in cash	307	63	102	-	472
Cash, beginning of period	941	2,385	1,324	-	4,650

Cash, end of period	$1,248	$2,448	$1,426	$-	$5,122

Supplemental Condensed Consolidating Statement of Cash Flows Year ended May 31, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in)
operating activities	$55,844	$(24,595)	$389	$-	$31,638

Investing Activities:
Net cash provided by (used in)
investing activities	(18,568)	(2,301)	(956)	-	(21,825)

Financing Activities:
Borrowings (payments) on revolving
credit facility, net	(6,749)	-	-	-	(6,749)
Payments on other long-term debt	-	(29)	-	-	(29)
Payments on April 2002 term notes	(5,000)	-	-	-	(5,000)
Payment of fees-debt	(481)	-	-	-	(481)
Other	(25,315)	24,816	499	-	-

Net cash provided by (used in)
financing activities	(37,545)	24,787	499	-	(12,259)

Effect of exchange rates on cash	883	3,046	(1,606)	-	2,323

Net increase (decrease) in cash	614	937	(1,674)	-	(123)
Cash, beginning of period	327	1,448	2,998	-	4,773

Cash, end of period	$941	$2,385	$1,324	$-	$4,650

Supplemental Condensed Consolidating Statement of Cash Flows Year ended May 31, 2002

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in)
operating activities	$30,169	$6,133	$1,236	$-	$37,538

Investing Activities:
Net cash provided by (used in)
investing activities	(13,747)	(2,834)	(549)	-	(17,130)

Financing Activities:
Borrowings on revolving
credit facility, net	32,831	-	-	-	32,831
Payments on other long-term debt	-	(48)	-	-	(48)
Proceeds on April 2002 term notes	25,000	-	-	-	25,000
Payments on April 2002 term notes	(1,250)	-	-	-	(1,250)
Payments on Sept. 1999 term notes	(172,834)	-	-	-	(172,834)
Proceeds from 11.25% notes	152,813	-	-	-	152,813
Payments to 12% note holders	(46,053)	-	-	-	(46,053)
Payment of fees-debt	(9,757)	-	-	-	(9,757)
Other	1,540	(2,689)	1,149	-	-

Net cash provided by (used in)
financing activities	(17,710)	(2,737)	1,149	-	(19,298)

Effect of exchange rates on cash	-	273	66	-	339

Net increase (decrease) in cash	(1,288)	835	1,902	-	1,449
Cash, beginning of period	1,615	613	1,096	-	3,324

Cash, end of period	$327	$1,448	$2,998	$-	$4,773

SCHEDULE II

Valuation and qualifying accounts for the three years ended May 31, (in thousands):

Year Ended May 31,

2004	2003	2002

Trade accounts receivable-allowance
for doubtful accounts, advertising
discounts and credit memos:

Balance at beginning of year	$8,394	$7,939	$6,752
Additions:
Charged to costs and expenses
Allowance for doubtful accounts	6,462	13,962	4,308
Credit memos	116	566	350
Discounts and advertising	49,258	52,461	45,998
Deductions:
Accounts charged off
Allowance for doubtful accounts	(6,932)	(12,169)	(3,906)
Credit memos	(55)	(291)	-
Advertising	(47,944)	(54,074)	(45,563)

Balance at end of year	$9,299	$8,394	$7,939

Year Ended May 31,

2004	2003	2002

Inventory reserve:
Balance at beginning of year	$3,900	$3,275	$3,185
Additions:
Charged to costs and expenses	-	625	679
Deductions:
Reduction in reserve	(858)	-	(589)

Balance at end of year	$3,042	$3,900	$3,275

Year Ended May 31,

2004	2003	2002

Product liability reserve:
Balance at beginning of year	$5,075	$3,675	$3,500
Additions:
Additions to reserve	3,414	5,200	3,507
Deductions:
Paid claims	(3,425)	(3,800)	(3,332)

Balance at end of year	$5,064	$5,075	$3,675

CERTIFICATION

I, David J. Watterson, certify that:

1.	I have reviewed this annual report of ICON Health & Fitness, Inc.;

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 30, 2004	/s/ David J. Watterson

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 30, 2004	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)