Form 10-Q
period 2004-08-28
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; 510152 N B LTD; JUMPKING INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; ICON IP INC
filed 2004-10-12
CIK 785312, 1174469, 1174470, 1101202, 1101201, 934798, 1101200, 1182076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended August 28, 2004

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

ICON Health & Fitness, Inc., 1,000 shares.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

August 28, 2004	May 31, 2004	August 30, 2003

ASSETS	(Unaudited)	(Audited)	(Restated)
Current assets			(Unaudited)
Cash	$4,821	$5,122	$4,442
Accounts receivable, net	170,840	210,498	182,064
Inventories, net:
Raw materials	72,264	76,222	66,518
Finished goods	190,365	119,706	130,711

Total inventories, net	262,629	195,928	197,229
Income taxes receivable	-	-	162
Deferred income taxes	18,882	6,974	7,206
Other current assets	15,060	13,067	9,067

Total current assets	472,232	431,589	400,170

Property and equipment	120,821	111,981	103,708
Less accumulated depreciation	(57,099)	(53,453)	(52,862)

Property and equipment, net	63,722	58,528	50,846
Intangible assets, net	37,097	38,681	27,897
Deferred income taxes	6,717	6,309	9,573
Other assets, net	21,255	23,388	20,969

$601,023	$558,495	$509,455

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt	$191,430	$135,879	$144,469
Accounts payable	158,780	146,944	125,734
Accrued expenses	29,429	30,811	28,555
Income taxes payable	125	574	-
Interest payable	3,038	7,544	3,165

Total current liabilities	382,802	321,752	301,923

Long-term debt	153,145	153,111	153,009
Other liabilities	12,874	12,797	9,920

	548,821	487,660	464,852

Minority interest	3,500	3,500	3,100

Stockholder's equity
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from Parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(154,646)	(133,863)	(158,978)
Accumulated other comprehensive income (loss)	1,393	(757)	(1,474)

Total stockholder's equity	48,702	67,335	41,503

$601,023	$558,495	$509,455

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

..

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
August 28, 2004	August 30, 2003

Net sales	$170,334	$197,823
Cost of sales	134,954	134,248

Gross profit	35,380	63,575

Operating expenses:
Selling	32,983	34,341
Research and development	3,271	3,251
General and administrative	23,517	21,212

Total operating expenses	59,771	58,804

Income (loss) from operations	(24,391)	4,771

Interest expense	6,038	5,993
Amortization of deferred financing fees	277	41

Loss before income taxes	(30,706)	(1,263)
(Benefit of) provision for income taxes	(9,923)	463

Net loss	(20,783)	(1,726)

Other comprehensive income (loss):
Foreign currency translation adjustment,
net of tax expense of $1,318
in fiscal 2005 and net of tax benefit of
$680 in fiscal 2004	2,150	(1,109)

Comprehensive loss	$(18,633)	$(2,835)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Three Months Ended
August 28, 2004	August 30, 2003

OPERATING ACTIVITIES:
Net loss	$(20,783)	$(1,726)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefit for deferred taxes	(14,374)	(397)
Amortization of deferred financing fees	277	41
Amortization of debt discount	36	91
Depreciation and amortization	5,787	5,477
Changes in operating assets and liabilities:
Accounts receivable, net	39,658	(6,900)
Inventories, net	(66,701)	(35,521)
Other assets, net	716	389
Accounts payable and accrued expenses	10,454	(852)
Income taxes payable	(449)	(4,390)
Interest payable	(4,506)	(4,319)
Other liabilities	(36)	(168)

Net cash used in operating activities	(49,921)	(48,275)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,026)	(3,720)
Purchase of property and equipment-China	(3,969)	(1,840)
Purchase of intangible assets	(402)	(814)

Net cash used in investing activities	(9,397)	(6,374)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	56,799	53,130
Payments on term note	(1,250)	-
Minority interest	-	3,100

Net cash provided by financing activities	55,549	56,230

Effect of exchange rates on cash	3,468	(1,789)

Net decrease in cash	(301)	(208)
Cash, beginning of period	5,122	4,650

Cash, end of the period	$4,821	$4,442

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

This report covers ICON Health & Fitness, Inc. and its subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 5,000 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, JumpKing, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended August 28, 2004 and August 30, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2004 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of August 28, 2004, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

There were no stock options granted in the three months ended August 28, 2004 and August 30, 2003, respectively. All previously granted options were fully vested as of November 30, 2002. Therefore, there is no stock-based employee compensation for the three months ended August 28, 2004 and August 30, 2003.

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

Three Months Ended
August 28, 2004	August 30, 2003

Beginning balance	$2,505	$2,694
Additions:
Charged to costs and expenses	-	27
Deductions:
Reduction in reserve	(241)	-

Ending balance	$2,264	$2,721

NOTE B - ACCOUNTING CHANGES

See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE C - COMMITMENTS AND CONTINGENCIES

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company’s products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2004 to October 1, 2005 with limits of $10.0 million per occurrence and $10.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2004, the policy provided coverage of $10.0 million per occurrence and $10.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

As of August 28, 2004, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations or financial position.

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

As part of the above suit, in July 2003, the Court ruled in favor of Nautilus on a motion for preliminary injunction on the issue of trademark infringement, and entered an order barring the Company from using the trademark “CrossBow” on any exercise equipment. In June of 2004, the United States Court of Appeals for the Federal Circuit affirmed the grant of a preliminary injunction as previously granted by the Federal District Court. Thus, the Company is barred from using the “CrossBow” trademark on any of its exercise equipment pending trial. The Company subsequently changed the name from “CrossBow” to “CrossBar” or “The Max” by Weider. In July of 2004, Nautilus filed an additional lawsuit in the United States District Court for the Western District of Washington alleging that the Company further infringed on the Bowflex trademark by using the “CrossBar” trademark. Nautilus seeks injunctive relief and monetary damages. The Company believes this additional lawsuit is without merit and will vigorously defend its right to use the “CrossBar” trademark.

The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations or financial position.

In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The original project costs were anticipated to be approximately $12.0 million. Due to the Company's decision to increase the size of one facility, it now anticipates the total project cost to be approximately $30.5 million, with $15.5 million to be funded in the form of equity by the subsidiary, and approximately $15.0 million in the form of debt. The Company's share of the equity investment is expected to be approximately $10.0 million. The Company is in the process of arranging for the debt portion of the financing, which is expected to be provided by the Bank of China. The Company's equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. As of August 28, 2004, the Company has made contributions of $5.0 million and the minority interest contributions were $3.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $19.6 million and $23.5 million during the three months ended August 28, 2004 and August 30, 2003, respectively. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

NOTE D - THE 2002 CREDIT AGREEMENT

On October 11, 2004, the Company amended its credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increases the amount of availability from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At the Company's option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If the Company meets certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the Credit Agreement. The Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

The Company does not believe that any of these MAE's have occurred or can reasonably be expected to occur based upon its history and its relationship with the Credit Facility lenders. The Company intends to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Credit Agreement.

In addition, the Company has restated the August 30, 2003 balance sheet to properly reflect the borrowings as current as of August 30, 2003. This reclassification had no impact on the Company's debt covenants under the credit agreement, its ability to draw on existing facilities or its previously reported net income.

NOTE E - DISCONTINUED OPERATIONS

On September 17, 2004, management announced that JumpKing, Inc. (“JumpKing”), a wholly-owned subsidiary, will discontinue the manufacturing, marketing and distribution of trampolines (“trampoline operations”). As a result, approximately 415 jobs will be eliminated in the JumpKing plant in Mesquite, Texas. The Company expects the plant to cease trampoline operations by the end of the third quarter of fiscal 2005. Trampoline sales were approximately $82.6 million and $77.1 million for the fiscal years ended May 31, 2004 and 2003, respectively. As of August 28, 2004, the Company is unable in good faith to make a determination of the costs associated with the discontinuance of trampoline operations.

In conjunction with the discontinuance of trampoline operations, the Company has performed an evaluation of long-lived assets pursuant to Statements of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment of Long Lived Assets” (“SFAS 144”) to determine if the manufacturing fixed assets will be subject to a possible impairment loss. As of August 28, 2004, the Company currently does not anticipate any material impairment of its long lived assets.

NOTE F - GUARANTOR / NON-GUARANTOR FINCANCIAL INFORMATION

The Company's subsidiaries JumpKing, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. (“Subsidiary Guarantors”) have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of August 28, 2004 (unaudited), May 31, 2004 (audited) and August 30, 2003 (unaudited) and condensed consolidating statements of operations and cash flows for the three months ended August 28, 2004 (unaudited) and August 30, 2003 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,591	$2,182	$1,048	$-	$4,821
Accounts receivable, net	105,284	78,179	13,735	(26,358)	170,840
Inventories, net	165,888	83,094	14,890	(1,243)	262,629
Deferred income taxes	18,382	-	500	-	18,882
Other current assets	5,487	5,878	3,695	-	15,060

Total current assets	296,632	169,333	33,868	(27,601)	472,232

Property and equipment, net	39,254	23,130	1,338	-	63,722
Receivable from affiliates	149,306	49,769	-	(199,075)	-
Intangible assets, net	29,524	6,355	1,218	-	37,097
Deferred income taxes	5,611	1,106	-	-	6,717
Investment in subsidiaries	33,077	-	-	(33,077)	-
Other assets, net	14,907	5,483	865	-	21,255

Total assets	$568,311	$255,176	$37,289	$(259,753)	$601,023

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$187,766	$3,664	$-	$-	$191,430
Accounts payable	109,426	39,251	36,461	(26,358)	158,780
Accrued liabilities	17,509	8,339	3,581	-	29,429
Accrued income taxes	3,902	(3,917)	140	-	125
Interest payable	3,038	-	-	-	3,038

Total current liabilities	321,641	47,337	40,182	(26,358)	382,802

Long-term debt	153,138	7	-	-	153,145
Other long-term liabilities	6,836	6,038	-	-	12,874
Payable to affiliates	37,994	138,051	23,030	(199,075)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(154,646)	15,074	(29,405)	14,331	(154,646)
Accumulated other comprehensive
income (loss)	1,393	2,910	(1,999)	(911)	1,393

Total stockholder's equity (deficit)	48,702	63,743	(25,923)	(37,820)	48,702

Total liabilities & stockholder's
equity (deficit)	$568,311	$255,176	$37,289	$(259,753)	$601,023

Supplemental Condensed Consolidating Balance Sheet May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,246	$2,450	$1,426	$-	$5,122
Accounts receivable, net	132,027	85,132	15,045	(21,706)	210,498
Inventories, net	118,310	67,227	11,096	(705)	195,928
Deferred income taxes	6,469	-	505	-	6,974
Other current assets	4,716	4,156	4,195	-	13,067

Total current assets	262,768	158,965	32,267	(22,411)	431,589

Property and equipment, net	38,302	19,058	1,168	-	58,528
Receivable from affiliates	141,561	55,579	-	(197,140)	-
Intangible assets, net	30,868	6,595	1,218	-	38,681
Deferred income taxes	5,570	-	739	-	6,309
Investment in subsidiaries	39,130	-	-	(39,130)	-
Other assets, net	15,071	7,452	865	-	23,388

Total assets	$533,270	$247,649	$36,257	$(258,681)	$558,495

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$135,879	$-	$-	$-	$135,879
Accounts payable	97,860	36,676	34,114	(21,706)	146,944
Accrued liabilities	18,800	8,340	3,671	-	30,811
Accrued income taxes	2,509	(2,299)	364	-	574
Interest payable	7,544	-	-	-	7,544

Total current liabilities	262,592	42,717	38,149	(21,706)	321,752

Long-term debt	153,102	9	-	-	153,111
Other long-term liabilities	6,723	6,074	-	-	12,797
Payable to affiliates	43,518	130,942	22,680	(197,140)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(133,863)	20,295	(26,961)	6,666	(133,863)
Accumulated other comprehensive
income (loss)	(757)	1,853	(3,092)	1,239	(757)

Total stockholder's equity (deficit)	67,335	67,907	(24,572)	(43,335)	67,335

Total liabilities & stockholder's
equity (deficit)	$533,270	$247,649	$36,257	$(258,681)	$558,495

Supplemental Condensed Consolidating Balance Sheet August 30, 2003 (Restated)

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$880	$2,978	$584	$-	$4,442
Accounts receivable, net	116,651	73,435	9,953	(17,975)	182,064
Inventories, net	129,861	57,524	10,471	(627)	197,229
Income taxes receivable	1,018	(313)	(543)	-	162
Deferred income taxes	6,743	238	225	-	7,206
Other current assets	493	4,786	3,788	-	9,067

Total current assets	255,646	138,648	24,478	(18,602)	400,170

Property and equipment, net	38,383	11,221	1,242	-	50,846
Receivable from affiliates	113,303	23,229	-	(136,532)	-
Intangible assets, net	19,363	7,316	1,218	-	27,897
Deferred income taxes	8,543	1,030	-	-	9,573
Investment in subsidiaries	26,882	-	-	(26,882)	-
Other assets, net	13,316	7,632	21	-	20,969

Total assets	$475,436	$189,076	$26,959	$(182,016)	$509,455

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$144,469	$-	$-	$-	$144,469
Accounts payable	87,472	29,169	27,068	(17,975)	125,734
Accrued liabilities	18,191	7,429	2,935	-	28,555
Interest payable	3,165	-	-	-	3,165

Total current liabilities	253,297	36,598	30,003	(17,975)	301,923

Long-term debt	152,995	14	-	-	153,009
Other long-term liabilities	4,412	5,508	-	-	9,920
Payable to affiliates	23,229	91,574	21,729	(136,532)	-

Minority interest	-	-	-	3,100	3,100

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	42,359	5,481	(47,840)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(158,978)	11,390	(26,666)	15,276	(158,978)
Accumulated other comprehensive
income (loss)	(1,474)	1,633	(3,588)	1,955	(1,474)

Total stockholder's equity (deficit)	41,503	55,382	(24,773)	(30,609)	41,503

Total liabilities & stockholder's
equity (deficit)	$475,436	$189,076	$26,959	$(182,016)	$509,455

Supplemental Condensed Consolidating Statement of Operations Three months ended August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$81,926	$75,934	$12,474	$-	$170,334
Cost of sales	71,223	55,087	8,106	538	134,954

Gross profit	10,703	20,847	4,368	(538)	35,380
Total operating expenses	24,925	28,530	6,316	-	59,771

Loss from operations	(14,222)	(7,683)	(1,948)	(538)	(24,391)
Interest expense	5,541	-	497	-	6,038
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	8,204	-	-	(8,204)	-

Income (loss) before income taxes	(28,244)	(7,683)	(2,445)	7,666	(30,706)
Benefit from income taxes	(7,461)	(2,462)	-	-	(9,923)

Net loss	$(20,783)	$(5,221)	$(2,445)	$7,666	$(20,783)

Supplemental Condensed Consolidating Statement of Operations Three months ended August 30, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$112,576	$76,141	$9,106	$-	$197,823
Cost of sales	82,253	46,262	5,662	71	134,248

Gross profit	30,323	29,879	3,444	(71)	63,575
Total operating expenses	24,430	28,821	5,553	-	58,804

Income (loss) from operations	5,893	1,058	(2,109)	(71)	4,771
Interest expense	5,517	1	475	-	5,993
Amortization of deferred
financing fees	41	-	-	-	41
Equity in earnings
(losses) of subsidiaries	2,061	-	-	(2,061)	-

Income (loss) before income taxes	(1,726)	1,057	(2,584)	1,990	(1,263)
Provision for income tax	-	859	(396)	-	463

Net income (loss)	$(1,726)	$198	$(2,188)	$1,990	$(1,726)

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(35,286)	$(13,108)	$(1,527)	$-	$(49,921)

Investing Activities:
Net cash used in investing activities	(4,308)	(4,795)	(294)	-	(9,397)

Financing Activities:
Borrowings on revolving credit
facility, net	53,138	3,661	-	-	56,799
Payments on term note	(1,250)	-	-	-	(1,250)
Other	(13,268)	12,918	350	-	-

Net cash provided by
financing activities	38,620	16,579	350	-	55,549

Effect of exchange rates on cash	1,319	1,056	1,093	-	3,468

Net increase (decrease) in cash	345	(268)	(378)	-	(301)
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$1,591	$2,182	$1,048	$-	$4,821

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended August 30, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(46,967)	$(908)	$(400)	$-	$(48,275)

Investing Activities:
Net cash (used in) provided by investing activities	(4,060)	(2,333)	19	-	(6,374)

Financing Activities:
Borrowings on revolving credit
facility, net	53,130	-	-	-	53,130
Minority interest	(2,000)	5,100	-	-	3,100
Other	515	(892)	377	-	-

Net cash provided by
financing activities	51,645	4,208	377	-	56,230

Effect of exchange rates on cash	(680)	(372)	(737)	-	(1,789)

Net increase (decrease) in cash	(62)	595	(741)	-	(208)
Cash, beginning of period	941	2,385	1,324	-	4,650

Cash, end of period	$879	$2,980	$583	$-	$4,442

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended August 28, 2004 Compared to Three Months Ended August 30, 2003

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 5,000 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, JumpKing, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained in this report involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words and terms of similar substance. Such words and terms express management's belief, expectations or intentions regarding future performance. Our actual results could differ materially from our historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in our Annual Report on Form 10-K and other factors and uncertainties contained in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Net sales for the first quarter of fiscal 2005 decreased $27.5 million, or 13.9%, to $170.3 million from $197.8 million in the comparable period in fiscal 2004. Sales for the first quarter of fiscal 2004 were historically high, and therefore the Company expected a softer first quarter in fiscal 2005. Due to soft consumer demand in a challenging economic environment through the summer, results were lower than anticipated. Sales of our cardiovascular and other equipment in the first quarter of fiscal 2005 decreased $15.3 million, or 9.6%, to $143.4 million. Sales of our strength training equipment in the first quarter of fiscal 2005 decreased $12.3 million, or 31.4%, to $26.8 million.

Gross profit in the first quarter of fiscal 2005 was $35.4 million, or 20.8% of net sales, compared to $63.6 million, or 32.2% of net sales, in the first quarter of fiscal 2004. This decrease was due in part to increased commodity prices; particularly steel, plastics, wood and paper products, increases in transportation costs and unfavorable manufacturing variances.

Selling expenses decreased $1.3 million, or 3.8%, to $33.0 million in the first quarter of fiscal 2005. This decrease reflected lower advertising and bad debt expenses offset by an increase in freight charges. Expressed as a percentage of net sales, selling expenses were 19.4% in the first quarter of fiscal 2005 compared to 17.3% in the first quarter of fiscal 2004.

Research and development expenses in the first quarter of fiscal 2005 were $3.3 million, compared to $3.3 million in the first quarter of fiscal 2004. Expressed as a percentage of net sales, research and development expenses were 1.9% in first quarter of fiscal 2005 and 1.7% in the first quarter of fiscal 2004.

General and administrative expenses increased $2.3 million, or 10.8%, to $23.5 million in the first quarter of fiscal 2005. This increase for the period can be attributed to increased legal fees due to ongoing litigation, the cost of insurance plans and rent and lease expenses. Expressed as a percentage of net sales, general and administrative expenses were 13.8% in the first quarter of fiscal 2005 and 10.7% in the first quarter of fiscal 2004.

As a result of the foregoing factors, the loss from operations was $24.4 million in the first quarter of fiscal 2005 compared to income from operations of $4.8 million in the first quarter of fiscal 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was a negative $18.6 million in the first quarter of fiscal 2005 compared to EBITDA of $10.2 million in the first quarter of fiscal 2004.

Interest expense, including amortization of deferred financing fees, increased $0.3 million, or 5.0%, to $6.3 million in the first quarter of fiscal 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 3.7% in the first quarter of fiscal 2005 and 3.0% in the first quarter of fiscal 2004.

The benefit from income taxes was $9.9 million in the first quarter of fiscal 2005, compared to a provision of $0.4 million in the first quarter of fiscal 2004. This decrease in income taxes for the period can be attributed to the income tax benefit from the net operating loss for the period.

As a result of the foregoing factors, the net loss was $20.8 million in the first quarter of fiscal 2005, compared to a net loss of $1.7 million in the first quarter of fiscal 2004.

Seasonality

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through early spring. As a result, the first and fourth quarters of every fiscal year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production.

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2005, 2004 and 2003 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales
2005	$170.3	$-	$-	$-
2004	197.8	331.8	328.0	238.1
2003	170.2	292.7	344.0	204.6

Net income (loss)
2005	$(20.8)	$-	$-	$-
2004	(1.7)	15.4	18.2	(8.5)
2003	(3.4)	13.7	20.3	(3.9)

The following is a reconciliation of net income (loss) to EBITDA (5) by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2005
Net income (loss)	$(20.8)	$-	$-	$-
Add back:
Depreciation and amortization	5.8	-	-	-
Benefit of income taxes	(9.9)	-	-	-
Interest expense	6.0	-	-	-
Amortization of deferred financing fees	0.3	-	-	-

EBITDA	$(18.6)	$-	$-	$-

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.5	5.6	6.2	4.1
Provision for income taxes	0.4	9.1	5.2	1.2
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3

EBITDA	$10.2	$36.8	$36.3	$3.4

Fiscal Year 2003
Net income (loss)	$(3.4)	$13.7	$20.3	$(3.9)
Add back:
Depreciation and amortization	4.2	4.0	5.0	6.0
Provision (benefit) for income taxes	(1.2)	8.3	10.7	(0.2)
Interest expense	6.4	6.5	6.3	5.9
Amortization of deferred financing fees	0.3	0.2	0.2	0.5

EBITDA	$6.3	$32.7	$42.5	$8.3

(1)	Our first quarter ended August 28, August 30 and August 31 for fiscal years 2005, 2004 and 2003, respectively.

(2)	Our second quarter ended November 27, November 29 and November 30 for fiscal years 2005, 2004 and 2003, respectively.

(3)	Our third quarter ended February 26, February 28 and March 1 for fiscal years 2005, 2004 and 2003, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005, 2004 and 2003, respectively.

(5)
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

Liquidity and Capital Resources

Working Capital

Working capital decreased to $89.4 million at August 28, 2004, from $109.9 million at May 31, 2004. The decrease was attributable to an increase in the current portion of long term debt and accounts payable due to build up of inventory for the upcoming busy season. During the first quarter of fiscal 2005, our primary source of cash consisted of borrowings under our credit facilities, which increased by $56.8 million to $178.9 million at August 28, 2004 from $122.1 million at May 31, 2004. Our primary uses of cash in the first quarter of fiscal 2005 included $49.9 million to fund operating activities, compared to $48.3 million in the same period of fiscal 2004, and $9.0 million for capital expenditures, compared to $5.6 million in the same period of fiscal 2004. Cash used in operating activities was primarily attributable to in the increase in inventory to support the upcoming busy season, higher commodity prices particularly steel, plastics and wood and changes in inventory mix.

Capital Expenditures

Capital expenditures were $9.0 million in the first quarter of fiscal 2005 and $5.6 in the first quarter of fiscal 2004. Capital expenditures in the first quarter of fiscal 2005 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including $4.0 million for the facility we are building in China, and the purchase of computer hardware and software. Capital expenditures in the first quarter of fiscal 2004 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including $1.8 million for the facility we are building in China, and the purchase of computer hardware and software.

Sources of Liquidity

As of August 28, 2004, our primary sources of liquidity were available borrowings of $34.7 million under our domestic credit facility.

China Subsidiary Liquidity

Our China subsidiary has available its own credit facilities of up to $11.0 million, consisting of a revolving credit facility of $15.0 million.

Future Needs

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 11.25% senior subordinated notes and capital expenditures.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payment on our credit facility and 11.25% senior secured noted prior to their scheduled maturities in fiscal 2012 and fiscal 2012, respectively. However, we may need to replace or to refinance all or a portion of our credit facility and the 11.25% notes prior to their respective maturities. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Total assets for the three-month period ended August 28, 2004 and the fiscal year ended May 31, 2004 were $601.0 million and $558.5 million, respectively. The increase in assets was primarily attributable to the increase in inventory. Inventory increased as a result of higher commodity prices particularly steel, plastics and wood, changes in inventory mix and production for the upcoming busy season. In addition, first quarter sales for fiscal 2005 were below Company expectations and inventory purchases for the first quarter of fiscal 2005 were based upon those expectations. However, at this point in the Company's business cycle, the Company expects the inventory to be absorbed through normal business channels, consistent with past experience, primarily in the second and third quarter of fiscal 2005. Net debt (current portion of long-term debt plus long-term debt less cash) for the three-month period ended August 28, 2004 and the fiscal year ended May 31, 2004 was $339.7 million and $283.9 million, respectively. This increase represents the amounts to fund operating activities for the period, including capital expenditures purchases which were $9.0 million compared to capital expenditures of $5.6 million if the first quarter of fiscal 2004.

The Credit Agreement

On October 11, 2004, we amended our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increases the amount of our availability from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At our option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If we meet certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate our doing business in China.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Credit Agreement. The Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

We do not believe that any of these MAE's have occurred or can reasonably be expected to occur based upon our history and our relationship with the Credit Facility lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Credit Agreement.

The balance outstanding under the existing Credit Agreement consisted of (in millions):

August 28, 2004	May 31, 2004	August 30, 2003

Revolver	$178.9	$122.1	$125.7
Term Loan	12.5	13.8	18.7

Total	$191.4	$135.9	$144.4

As of August 28, 2004, our consolidated indebtedness was approximately $344.5 million, of which approximately $191.4 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2004.

Critical Accounting Policies

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of August 28, 2004, there have been no material changes to any of the critical accounting policies contained therein.

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

Our continued success depends in large part on the continued growth of the exercise equipment market. Any reduction in the growth of, or decline in the demand for exercise equipment could seriously harm our business, financial condition and results of operations. In addition, certain of our products, may in the future, experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

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

We are subject to extensive government regulation

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”) which has the authority to remove products from the market that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require us to recall, repair, or replace these products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recalls.

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

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

We use long-term and medium-term debt as a source of capital. At August 28, 2004, we had approximately $153.1 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At August 28, 2004, we had approximately $191.4 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of August 28, 2004, the Company had foreign currency contracts in the form of forward exchange contracts in the amounts of approximately $1.2 million in U.S. dollars and $0.8 million in Canadian dollars. Unrealized gains associated with these contracts were not significant. These unrealized gains are included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow for the period ended August 28, 2004. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of August 28, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K dated August 31, 2004 containing the Company's press release dated August 31, 2004 announcing earnings for the fourth quarter and fiscal 2004 which ended May 31, 2004. (press release)

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: October 12, 2004

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: October 12, 2004

CERTIFICATION

I, David J. Watterson, certify that:

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 12, 2004	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 12, 2004	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.11C	Third Amendment to Credit Agreement and Amended and Restated Revolving Note