Form 10-Q
period 2004-11-27
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; JUMPKING INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; 510152 N B LTD; ICON IP INC
filed 2005-01-11
CIK 785312, 1174469, 1174470, 1101201, 934798, 1101200, 1101202, 1182076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended November 27, 2004

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

ICON Health & Fitness, Inc., 1,000 shares.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

November 27, 2004	May 31, 2004	November 29, 2003

ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash	$5,980	$5,122	$7,803
Accounts receivable, net	250,766	177,871	285,726
Inventories, net:
Raw materials	72,580	65,229	79,626
Finished goods	125,422	107,363	110,882

Total inventories, net	198,002	172,592	190,508
Deferred income taxes	16,933	6,974	6,727
Income taxes receivable	15,305	-	-
Other current assets	14,755	13,067	10,829
Current assets of discontinued operations	43,140	57,828	44,914

Total current assets	544,881	433,454	546,507

Property and equipment	123,064	107,743	105,508
Less accumulated depreciation	(55,678)	(51,080)	(53,217)

Property and equipment, net	67,386	56,663	52,291
Intangible assets, net	35,987	38,681	30,194
Deferred income taxes	9,665	6,309	6,577
Other assets, net	23,823	23,388	20,836

$681,742	$558,495	$656,405

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$247,943	$135,879	$5,000
Accounts payable	167,637	137,524	196,301
Accrued expenses	27,614	30,811	31,641
Income taxes payable	(172)	574	4,001
Interest payable	7,546	7,544	7,517
Current liabilities of discontinued operations	22,027	9,420	6,933

Total current liabilities	472,595	321,752	251,393

Long-term debt	153,179	153,111	331,341
Other liabilities	15,687	12,797	11,293

	641,461	487,660	594,027

Minority interest	5,591	3,500	3,500

Stockholder's equity
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from Parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(172,695)	(133,863)	(143,577)
Accumulated other comprehensive income (loss)	5,430	(757)	500

Total stockholder's equity	34,690	67,335	58,878

$681,742	$558,495	$656,405

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
November 27, 2004	November 29, 2003

Net sales	$275,388	$309,031
Cost of sales	210,270	216,056

Gross profit	65,118	92,975

Operating expenses:
Selling	31,396	30,734
Research and development	3,142	3,046
General and administrative	23,598	23,927

Total operating expenses	58,136	57,707

Income from operations	6,982	35,268

Interest expense	7,056	6,359
Amortization of deferred financing fees	277	277

Income (loss) before income taxes	(351)	28,632
(Benefit of) provision for income taxes	(156)	10,629

Income (loss) from continuing operations	(195)	18,003

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $14,271 in fiscal 2005 and $1,536 in fiscal 2004.	(17,855)	(2,602)

Net income (loss)	(18,050)	15,401

Other comprehensive income (loss):
Foreign currency translation adjustment,
net of tax expense of $2,474 in fiscal 2005
and $1,009 in fiscal 2004	4,037	1,645

Comprehensive income (loss)	$(14,013)	$17,046

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Six Months Ended
November 27, 2004	November 29, 2003

Net sales	$406,142	$473,344
Cost of sales	309,916	323,271

Gross profit	96,226	150,073

Operating expenses:
Selling	58,006	61,157
Research and development	6,171	6,069
General and administrative	45,434	43,511

Total operating expenses	109,611	110,737

Income (loss) from operations	(13,385)	39,336

Interest expense	13,094	12,352
Amortization of deferred financing fees	554	318

Income (loss) before income taxes	(27,033)	26,666
(Benefit of) provision for income taxes	(10,418)	10,970

Income (loss) from continuing operations	(16,615)	15,696

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $13,931 in fiscal 2005 and $1,413 in fiscal 2004.	(22,218)	(2,021)

Net income (loss)	(38,833)	13,675

Other comprehensive income (loss):
Foreign currency translation adjustment,
net of tax expense of $3,792 in fiscal 2005
and $530 in fiscal 2004	6,187	865

Comprehensive income (loss)	$(32,646)	$14,540

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Six Months Ended
November 27, 2004	November 29, 2003

OPERATING ACTIVITIES:
Net income (loss)	$(38,832)	$13,675
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Provision (benefit) for deferred taxes	(17,846)	1,868
Amortization of deferred financing fees	554	318
Amortization of debt discount	72	127
Loss on disposal of fixed assets	14	-
Depreciation and amortization	11,399	11,116
Changes in operating assets and liabilities:
Accounts receivable, net	(72,895)	(132,752)
Inventories, net	(29,094)	(44,388)
Other assets, net	984	(84)
Accounts payable and accrued expenses	29,239	79,531
Income taxes receivable	(15,305)	(227)
Interest payable	2	33
Other liabilities	46	(228)

Net cash used in operating activities	(131,662)	(71,011)

INVESTING ACTIVITIES:
Purchase of property and equipment	(11,639)	(9,123)
Purchase of property and equipment-China	(6,428)	(3,088)
Purchase of intangible assets	(1,557)	(5,145)

Net cash used in investing activities	(19,624)	(17,356)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	114,560	94,457
Payments on term note	(2,500)	(2,500)
Minority interest	2,091	3,500
Payments for debt financing fees	(824)	-

Net cash provided by financing activities	113,327	95,457

DISCONTINUED OPERATIONS:
Changes in assets and liabilities from discontinued operations	28,838	(5,332)

Effect of exchange rates on cash	9,979	1,395

Net increase in cash	858	3,153
Cash, beginning of period	5,122	4,650

Cash, end of the period	$5,980	$7,803

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

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 4,500 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, JumpKing, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain minor reclassifications of previously reported financial information were made to conform to the current period presentation.

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months and six months ended November 27, 2004 and November 29, 2003. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2004 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of November 27, 2004, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

There were no stock options granted in the six months ended November 27, 2004 and November 29, 2003, respectively. All previously granted options were fully vested as of November 30, 2002. Therefore, there is no stock-based employee compensation for the six months ended November 27, 2004 and November 29, 2003.

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

Six Months Ended
November 27, 2004	November 29, 2003

Beginning balance	$2,505	$2,694
Additions:
Charged to costs and expenses	-	79
Deductions:
Reduction in reserve	(187)	-

Ending balance	$2,318	$2,773

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

As of November 27, 2004, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations or financial position.

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations or financial position.

In December 2001, a claim was made against the Company alleging the Company received $1.7 million of preferential transfers in connection with the 1999 Service Merchandise bankruptcy proceedings. The claim was settled in November of 2004 for an insignificant amount.

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

In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The original project costs were anticipated to be approximately $12.0 million. Due to the Company's decision to increase the size of one facility, it now anticipates the total project cost to be approximately $30.5 million, with $15.5 million to be funded in the form of equity by the subsidiary, and approximately $15.0 million in the form of debt. The Company's share of the equity investment is expected to be approximately $10.0 million. The Chinese Company has arranged for the debt portion of the financing, which is provided by the Bank of China. The Company's equity interest in the foreign subsidiary is 70%, which will be funded in the form of equity and debt. As of November 27, 2004, the Company has made contributions of $5.0 million and the minority interest contributions were $5.6 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $42.8 million and $40.6 million during the six months ended November 27, 2004 and November 29, 2003, respectively. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

NOTE D - THE 2002 CREDIT AGREEMENT

On October 11, 2004, the Company amended its credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At the Company's option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If the Company meets certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

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

The Company does not believe that any of these MAE's have occurred or can reasonably be expected to occur based upon its history and its relationship with the Credit Facility lenders. The Company intends to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

On January 13, 2004 the Company obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, the Company has classified the outstanding borrowings under the credit agreement, which totaled $178.3 million at November 29, 2003 as a long-term liability.

NOTE E - DISCONTINUED OPERATIONS

During the six months ended November 27, 2004, management determined that the Company's JumpKing, Inc. ("JumpKing") subsidiary would discontinue the manufacture, marketing and distribution of all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the six months ended November 27, 2004 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. During the six months ended November 27, 2004, the Company wrote down approximately $33.4 million of assets which consisted of inventory of approximately $31.8 million and fixed assets of approximately $1.6 million. The loss from operations, net of tax, for the outdoor recreational equipment was $22.2 million and $2.0 million for the six months ended November 27, 2004 and November 29, 2003 respectively. The Company expects to complete this discontinuation of its outdoor recreational operations within twelve months. The outdoor recreational equipment operations were not part of the Company’s core business operations or its strategic focus. The outdoor recreational operations were not making a positive contribution to the Company’s earnings and required a substantial investment of working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, the Company performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $306,000. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at November 27, 2004.

The following is a summary of the Company's discontinued operations for the three months ended November 27, 2003 and the comparative operating information for the three months ended November 29, 2003 (in thousands):

Three Months Ended
November 27, 2004	November 29, 2003

Gross Profit	$2,152	$3,043
Selling expenses	(7,537)	(5,087)
Research and development	(198)	(307)
General and administrative	(6,718)	(1,787)
Impairment loss	(306)	-
Loss on inventory	(15,968)	-
Loss on lease	(3,551)	-
Income tax benefit	14,271	1,536

Loss from discontinued operations	$(17,855)	$(2,602)

The following is a summary of the Company's discontinued operations for the six months ended November 27, 2003 and the comparative operating information for the six months ended November 29, 2003 (in thousands):

Six Months Ended
November 27, 2004	November 29, 2003

Gross Profit	$6,425	$9,519
Selling expenses	(13,911)	(9,005)
Research and development	(439)	(534)
General and administrative	(8,399)	(3,414)
Impairment loss	(306)	-
Loss on inventory	(15,968)	-
Loss on lease	(3,551)	-
Income tax benefit	13,931	1,413

Loss from discontinued operations	$(22,218)	$(2,021)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

November 27, 2004	November 29, 2003

ASSETS
Current assets:
Trade accounts receivable	$25,977	$17,327
Assets held for sale:
Inventory	15,864	25,986
Property plant and equipment	1,299	1,601

Total assets of discontinued
operations	$43,140	$44,914

LIABILITIES
Current liabilities:
Trade accounts payable	$9,576	$6,933
Accrued liabilities	9,661	-
Reserves	2,790	-

Total liabilities of discontinued
operations	$22,027	$6,933

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

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of November 27, 2004 (unaudited), May 31, 2004 (unaudited) and November 29, 2003 (unaudited), condensed consolidating statements of operations for the three months and six months ended November 27, 2004 (unaudited) and November 29, 2003 (unaudited), and condensed consolidating statements of cash flows for the six months ended November 27, 2004 (unaudited) and November 29, 2003 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$2,175	$1,840	$1,965	$-	$5,980
Accounts receivable, net	204,156	58,555	20,940	(32,885)	250,766
Inventories, net	130,723	51,803	16,647	(1,171)	198,002
Deferred income taxes	16,515	-	418	-	16,933
Other current assets	20,110	5,069	4,881	-	30,060
Current assets of discontinued operations	5,380	37,760	-	-	43,140

Total current assets	379,059	155,027	44,851	(34,056)	544,881

Property and equipment, net	40,970	24,979	1,437	-	67,386
Receivable from affiliates	149,051	52,290	-	(201,341)	-
Intangible assets, net	28,654	6,115	1,218	-	35,987
Deferred income taxes	7,947	1,718	-	-	9,665
Investment in subsidiaries	9,502	-	-	(9,502)	-
Other assets, net	18,184	4,699	940	-	23,823

Total assets	$633,367	$244,828	$48,446	$(244,899)	$681,742

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$243,758	$4,185	$-	$-	$247,943
Accounts payable	122,434	33,165	44,923	(32,885)	167,637
Accrued liabilities	14,551	8,140	4,923	-	27,614
Accrued income taxes	5,530	(5,510)	(192)	-	(172)
Interest payable	7,546	-	-	-	7,546
Current liabilities of discontinued operations	2,790	19,237	-	-	22,027

Total current liabilities	396,609	59,217	49,654	(32,885)	472,595

Long-term debt	153,174	5	-	-	153,179
Other long-term liabilities	9,055	6,632	-	-	15,687
Payable to affiliates	39,839	138,064	23,439	(201,342)	-

Minority interest	-	-	-	5,591	5,591

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	47,850	5,481	(53,331)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(172,695)	(13,726)	(28,290)	42,016	(172,695)
Accumulated other comprehensive
income (loss)	5,430	6,786	(1,838)	(4,948)	5,430

Total stockholder's equity (deficit)	34,690	40,910	(24,647)	(16,263)	34,690

Total liabilities & stockholder's
equity (deficit)	$633,367	$244,828	$48,446	$(244,899)	$681,742

Supplemental Condensed Consolidating Balance Sheet May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,246	$2,450	$1,426	$-	$5,122
Accounts receivable, net	132,027	52,505	15,045	(21,706)	177,871
Inventories, net	118,310	43,891	11,096	(705)	172,592
Deferred income taxes	6,469	-	505	-	6,974
Other current assets	4,716	4,156	4,195	-	13,067
Current assets of discontinued operations	-	57,828	-	-	57,828

Total current assets	262,768	160,830	32,267	(22,411)	433,454

Property and equipment, net	38,302	17,193	1,168	-	56,663
Receivable from affiliates	141,561	55,579	-	(197,140)	-
Intangible assets, net	30,868	6,595	1,218	-	38,681
Deferred income taxes	5,570	-	739	-	6,309
Investment in subsidiaries	39,130	-	-	(39,130)	-
Other assets, net	15,071	7,452	865	-	23,388

Total assets	$533,270	$247,649	$36,257	$(258,681)	$558,495

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$135,879	$-	$-	$-	$135,879
Accounts payable	97,860	27,256	34,114	(21,706)	137,524
Accrued liabilities	18,800	8,340	3,671	-	30,811
Accrued income taxes	2,509	(2,299)	364	-	574
Interest payable	7,544	-	-	-	7,544
Current liabilities of discontinued operations	-	9,420	-	-	9,420

Total current liabilities	262,592	42,717	38,149	(21,706)	321,752

Long-term debt	153,102	9	-	-	153,111
Other long-term liabilities	6,723	6,074	-	-	12,797
Payable to affiliates	43,518	130,942	22,680	(197,140)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(133,863)	20,295	(26,961)	6,666	(133,863)
Accumulated other comprehensive
income (loss)	(757)	1,853	(3,092)	1,239	(757)

Total stockholder's equity (deficit)	67,335	67,907	(24,572)	(43,335)	67,335

Total liabilities & stockholder's
equity (deficit)	$533,270	$247,649	$36,257	$(258,681)	$558,495

Supplemental Condensed Consolidating Balance Sheet November 29, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$113	$6,223	$1,467	$-	$7,803
Accounts receivable, net	236,587	59,700	18,070	(28,631)	285,726
Inventories, net	126,933	46,687	17,622	(734)	190,508
Deferred income taxes	6,469	254	4	-	6,727
Other current assets	569	6,557	3,703	-	10,829
Current assets of discontinued operations	1,987	42,927	-	-	44,914

Total current assets	372,658	162,348	40,866	(29,365)	546,507

Property and equipment, net	39,642	11,328	1,321	-	52,291
Receivable from affiliates	123,363	18,866	-	(142,229)	-
Intangible assets, net	21,901	7,075	1,218	-	30,194
Deferred income taxes	4,950	1,627	-	-	6,577
Investment in subsidiaries	32,327	-	-	(32,327)	-
Other assets, net	14,473	6,337	26	-	20,836

Total assets	$609,314	$207,581	$43,431	$(203,921)	$656,405

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$-	$-	$-	$5,000
Accounts payable	153,405	31,546	39,981	(28,631)	196,301
Accrued liabilities	19,000	7,748	4,893	-	31,641
Accrued income taxes	2,591	694	716	-	4,001
Interest payable	7,517	-	-	-	7,517
Current liabilities of discontinued operations	-	6,933	-	-	6,933

Total current liabilities	187,513	46,921	45,590	(28,631)	251,393

Long-term debt	331,329	12	-	-	331,341
Other long-term liabilities	5,845	5,448	-	-	11,293
Payable to affiliates	25,749	94,358	22,123	(142,230)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	42,760	5,481	(48,241)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(143,577)	14,652	(26,351)	11,699	(143,577)
Accumulated other comprehensive
income (loss)	500	3,430	(3,412)	(18)	500

Total stockholder's equity (deficit)	58,878	60,842	(24,282)	(36,560)	58,878

Total liabilities & stockholder's
equity (deficit)	$609,314	$207,581	$43,431	$(203,921)	$656,405

Supplemental Condensed Consolidating Statement of Operations Three months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$194,139	$57,827	$23,422	$-	$275,388
Cost of sales	161,416	33,529	15,398	(73)	210,270

Gross profit	32,723	24,298	8,024	73	65,118
Total operating expenses	30,646	21,191	6,299	-	58,136

Income from operations	2,077	3,107	1,725	73	6,982
Interest expense	6,553	-	503	-	7,056
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	26,883	-	-	(26,883)	-

Income (loss) before income taxes	(31,636)	3,107	1,222	26,956	(351)
Provision (benefit) for income taxes	(12,704)	(1,830)	107	-	(14,427)

Income from continuing operations	(18,932)	4,937	1,115	26,956	14,076
Income (loss) from discontinued
operations	882	(33,008)	-	-	(32,126)

Net income (loss)	$(18,050)	$(28,071)	$1,115	$26,956	$(18,050)

Supplemental Condensed Consolidating Statement of Operations Three months ended November 29, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$230,860	$57,855	$20,316	$-	$309,031
Cost of sales	173,321	29,232	13,396	107	216,056

Gross profit	57,539	28,623	6,920	(107)	92,975
Total operating expenses	32,549	19,852	5,306	-	57,707

Income from operations	24,990	8,771	1,614	(107)	35,268
Interest expense	5,860	-	499	-	6,359
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	(3,472)	-	-	3,472	-

Income (loss) before income taxes	22,325	8,771	1,115	(3,579)	28,632
Provision (benefit) for income taxes	8,802	(509)	800	-	9,093

Income (loss) from continuing operations	13,523	9,280	315	(3,579)	19,539
Income (loss) from discontinued
operations	1,878	(6,016)	-	-	(4,138)

Net income (loss)	$15,401	$3,264	$315	$(3,579)	$15,401

Supplemental Condensed Consolidating Statement of Operations Six months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$275,270	$94,976	$35,896	$-	$406,142
Cost of sales	231,961	53,985	23,505	465	309,916

Gross profit	43,309	40,991	12,391	(465)	96,226
Total operating expenses	56,926	40,070	12,615	-	109,611

Income from operations	(13,617)	921	(224)	(465)	(13,385)
Interest expense	12,094	-	1000	-	13,094
Amortization of deferred
financing fees	554	-	-	-	554
Equity in earnings
of subsidiaries	35,816	-	-	(35,816)	-

Income (loss) before income taxes	(62,081)	921	(1,224)	35,351	(27,033)
Provision (benefit) for income taxes	(20,894)	(3,561)	106	-	(24,349)

Income (loss) from continuing operations	(41,187)	4,482	(1,330)	35,351	(2,684)
Income (loss) from discontinued
operations	2,354	(38,503)	-	-	(36,149)

Net income (loss)	$(38,833)	$(34,021)	$(1,330)	$35,351	$(38,833)

Supplemental Condensed Consolidating Statement of Operations Six months ended November 29, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$343,178	$100,744	$29,422	$-	$473,344
Cost of sales	255,413	48,622	19,058	178	323,271

Gross profit	87,765	52,122	10,364	(178)	150,073
Total operating expenses	59,123	40,755	10,859	-	110,737

Income from operations	28,642	11,367	(495)	(178)	39,336
Interest expense	11,377	1	974	-	12,352
Amortization of deferred
financing fees	318	-	-	-	318
Equity in earnings
of subsidiaries	(1,411)	-	-	1,411	-

Income (loss) before income taxes	18,358	11,366	(1,469)	(1,589)	26,666
Provision (benefit) for income taxes	8,802	351	404	-	9,557

Income (loss) from continuing operations	9,556	11,015	(1,873)	(1,589)	17,109
Income (loss) from discontinued
operations	4,119	(7,553)	-	-	(3,434)

Net income (loss)	$13,675	$3,462	$(1,873)	$(1,589)	$13,675

Supplemental Condensed Consolidating Statement of Cash Flows Six months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(87,388)	$(42,873)	$(959)	$(442)	$(131,662)

Investing Activities:
Net cash used in investing activities	(10,135)	(8,974)	(515)	-	(19,624)

Financing Activities:
Borrowings on revolving credit
facility, net	110,379	4,181	-	-	114,560
Payments on term note	(2,500)	-	-	-	(2,500)
Minority interest	-	2,091	-	-	2,091
Payments for debt financing fees	(824)	-	-	-	(824)
Other	(11,169)	10,410	759	-	-

Net cash provided by
financing activities	95,886	16,682	759	-	113,327

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	(1,226)	29,622	-	442	28,838

Effect of exchange rates on cash	3,792	4,933	1,254	-	9,979

Net increase (decrease) in cash	929	(610)	539	-	858
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$2,175	$1,840	$1,965	$-	$5,980

Supplemental Condensed Consolidating Statement of Cash Flows Six months ended November 29, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(71,967)	$840	$116	$-	$(71,011)

Investing Activities:
Net cash used in investing activities	(12,327)	(4,845)	(184)	-	(17,356)

Financing Activities:
Borrowings on revolving credit
facility, net	94,460	-	-	-	94,460
Payments on term note	(2,500)		-	-	(2,500)
Payment on other long-term debt	-	(3)	-	-	(3)
Minority interest	(2,000)	5,500	-	-	3,500
Other	(7,024)	6,253	771	-	-

Net cash provided by
financing activities	82,936	11,750	771	-	95,457

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	-	(5,332)	-	-	(5,332)

Effect of exchange rates on cash	530	1,425	(560)	-	1,395

Net increase (decrease) in cash	(828)	3,838	143	-	3,153
Cash, beginning of period	941	2,385	1,324	-	4,650

Cash, end of period	$113	$6,223	$1,467	$-	$7,803

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 4,500 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, JumpKing, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

Three Months Ended November 27, 2004 Compared to Three Months Ended November 29, 2003

Net sales for the three months ended November 27, 2004 decreased $33.6 million, or 10.9%, to $275.4 million from $309.0 million in the corresponding three-month period ended November 29, 2003. Due to the historically high sales for the three-month period ended November 29, 2003 and the continuing weak demand, sales were lower in the three months ended November 27, 2004. Sales of our cardiovascular and other equipment in the three months ended November 27, 2004 decreased $20.3 million, or 8.1%, to $230.3 million. Sales of our strength training equipment in the three months ended November 27, 2004 decreased $13.3 million, or 22.7%, to $45.1 million.

Gross profit in the three months ended November 27, 2004 was $65.1 million, or 23.6% of net sales, compared to $93.0 million, or 30.1% of net sales, in the three months ended November 29, 2003. This decrease in gross profit margin was primarily due to increased transportation costs and commodities, i.e., steel, plastics and wood, and the inability to pass on to the consumer the full cost of these increases. Unfavorable manufacturing variances also negatively impacted our gross profit margin. In addition, our direct to consumer business which realizes higher margins was a smaller portion of our overall sales mix in the three months ended November 27, 2004 than in the three months ended November 29, 2003.

Selling expenses increased $0.7 million, or 2.3%, to $31.4 million in the three months ended November 27, 2004. This increase reflected higher bad debt and freight expenses offset by decreased advertising costs. Expressed as a percentage of net sales, selling expenses were 11.4% in the three months ended November 27, 2004 compared to 9.9% in the three months ended November 29, 2003.

Research and development expenses in the three months ended November 27, 2004 were $3.1 million, compared to $3.0 million in the three months ended November 29, 2003. Expressed as a percentage of net sales, research and development expenses were 1.1% in three months ended November 27, 2004 and 1.0% in the three months ended November 29, 2003.

General and administrative expenses decreased $0.3 million, or 1.3%, to $23.6 million in the three months ended November 27, 2004. This decrease for the period can be attributed to decreased legal fees offset by increases in salary and wages related to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence. Expressed as a percentage of net sales, general and administrative expenses were 8.6% in the three months ended November 27, 2004 and 7.7% in the three months ended November 29, 2003.

As a result of the foregoing factors, the income from operations was $7.0 million in the three months ended November 27, 2004 compared to income from operations of $35.3 million in the three months ended November 29, 2003.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was $12.6 million in the three months ended November 27, 2004 compared to EBITDA of $40.9 million in the three months ended November 29, 2003.

Interest expense, including amortization of deferred financing fees, increased $0.6 million, or 9.0%, to $7.3 million in the three months ended November 27, 2004. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 2.7% in the three months ended November 27, 2004 and 2.1% in the three months ended November 29, 2003.

The benefit from income taxes was $0.2 million in the three months ended November 27, 2004, compared to a provision for income taxes of $10.6 million in the three months ended November 29, 2003. This change in income taxes for the period can be attributed in part to the loss on discontinued operations and the operating results for the period.

During the three months ended November 27, 2004, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue the manufacture, marketing and distribution of all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended November 27, 2004 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. During the three months ended November 27, 2004, we wrote down approximately $33.4 million of assets which consisted of inventory of approximately $31.8 million and fixed assets of approximately $1.6 million. The loss from operations, net of tax, for the outdoor recreational equipment was $17.9 million and $2.6 million for the three months ended November 27, 2004 and November 29, 2003, respectively. The Company expects to complete this discontinuation of its outdoor recreational operations within twelve months. Neither the trampoline operations nor the outdoor recreational equipment operations were part of the Company’s core business operations or its strategic focus. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $306,000. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations“ criteria as required by SFAS 144, at November 27, 2004

As a result of the foregoing factors, net loss was $18.0 million in the three months ended November 27, 2004, compared to net income in the three months ended November 29, 2003 of $15.4 million, a decrease of 216.9% over the same period last year.

Six Months Ended November 27, 2004 Compared to Six Months Ended November 29, 2003

During the six months ended November 27, 2004, net sales decreased $67.2 million, or 14.2%, to $406.1 million from $473.3 million in the corresponding six-month period ended November 29, 2003. Due to the historically high sales in the six-month period ended November 29, 2003 and the continuing weak demand, sales were lower in the six month period ended November 27, 2004. Sales of our cardiovascular and other equipment in the six months ended November 27, 2004 decreased $41.6 million, or 11.1%, to $334.1 million. Sales of our strength training equipment in the six months ended November 27, 2004 decreased $25.6 million, or 26.2%, to $72.0 million.

Gross profit in the six months ended November 27, 2004 was $96.2 million, or 23.7% of net sales, compared to $150.1 million, or 31.7% of net sales, in the six months ended November 29, 2003. This decrease in gross profit margin was primarily due to increased transportation costs and commodities, i.e., steel, plastics and wood, and the inability to pass on to the consumer the full cost of these increases. Unfavorable manufacturing variances also negatively impacted our gross profit margin. In addition, our direct to consumer business which realizes higher margins was a smaller portion of our overall sales mix in the six months ended November 27, 2004 than in the six months ended November 29, 2003.

Selling expenses decreased $3.2 million, or 5.2%, to $58.0 million in the six months ended November 27, 2004. This decrease reflected lower advertising expenses offset by an increase in freight charges. Expressed as a percentage of net sales, selling expenses were 14.3% in the six months ended November 27, 2004 compared to 12.9% in the six months ended November 29, 2003.

Research and development expenses in the six months ended November 27, 2004 were $6.2 million, compared to $6.1 million in the six months ended November 29, 2003. Expressed as a percentage of net sales, research and development expenses were 1.5% in six months ended November 27, 2004 and 1.3% in the six months ended November 29, 2003.

General and administrative expenses increased $1.9 million, or 4.4%, to $45.4 million in the six months ended November 27, 2004. This increase for the period can be attributed in part to increased salaries and wages due to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence. Expressed as a percentage of net sales, general and administrative expenses were 11.2% in the six months ended November 27, 2004 and 9.2% in the six months ended November 29, 2003.

As a result of the foregoing factors, the loss from operations was $13.4 million in the six months ended November 27, 2004 compared to income from operations of $39.3 million in the six months ended November 29, 2003.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was a negative $2.0 million in the six months ended November 27, 2004 compared to EBITDA of $50.4 million in the six months ended November 29, 2003.

Interest expense, including amortization of deferred financing fees, increased $0.9 million, or 7.1%, to $13.6 million in the six months ended November 27, 2004. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 3.3% in the six months ended November 27, 2004 and 2.7% in the six months ended November 29, 2003.

The benefit from income taxes was $10.4 million in the six months ended November 27, 2004, compared to a provision for income taxes of $11.0 million in the six months ended November 29, 2003. This change in income taxes for the period can be attributed to the loss on discontinued operations and our operating results for the period.

During the six months ended November 27, 2004, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue the manufacture, marketing and distribution of all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the six months ended November 27, 2004 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. During the six months ended November 27, 2004, we wrote down approximately $33.4 million of assets which consisted of inventory of approximately $31.8 million and fixed assets of approximately $1.6 million. The loss from operations, net of tax, for the outdoor recreational equipment was $22.2 million and $2.0 million for the six months ended November 27, 2004 and November 29, 2003, respectively. The Company expects to complete this discontinuation of its outdoor recreational operations within twelve months. The outdoor recreational equipment operations were not part of the Company’s core business operations or its strategic focus. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $306,000. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at November 27, 2004.

As a result of the foregoing factors, net loss was $38.8 million in the six months ended November 27, 2004, compared to net income in the six months ended November 29, 2003 of $13.7 million, a decrease of 383.2% over the same period last year.

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

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)(5)	Quarter(2)(5)	Quarter(3)	Quarter(4)

Net Sales
2005	$130.7	$275.4	$-	$-
2004	164.3	309.0	328.0	238.1

Net income (loss)
2005	$(20.8)	$(18.0)	$-	$-
2004	(1.7)	15.4	18.2	(8.5)

Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use the non-GAAP measure of earnings before income taxes, depreciation and amortization (“EBITDA”) which is adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the reader's overall understanding of our current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The non-GAAP measures are included to provide us and investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and to provide a more consistent basis for comparison between quarters. For example, EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Further, these non-GAAP results are one of the primary indicators we use for planning and forecasting in future periods. In addition, since we have historically reported non-GAAP results to the investment community, we believe the inclusion of non-GAAP numbers provides consistency in our financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on discontinuing operations incurred in the six months ended November 27, 2004 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2005
Net loss	$(20.8)	$(18.0)	$-	$-
Add back:
Depreciation and amortization	5.8	5.6	-	-
Benefit of income taxes	(10.2)	(0.2)	-	-
Interest expense	6.0	7.0	-	-
Amortization of deferred financing fees	0.3	0.3	-	-
Discontinued operations	4.3	17.9	-	-

EBITDA	$(14.6)	$12.6	$-	$-

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.5	5.6	6.2	4.1
Provision for income taxes	0.3	10.6	5.2	1.2
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3
Discontinued operations	(0.6)	2.6	-	-

EBITDA	$9.5	$40.9	$36.3	$3.4

(1)	Our first quarter ended August 28 and August 30 for fiscal years 2005 and 2004, respectively.

(2)	Our second quarter ended November 27 and November 29 for fiscal years 2005 and 2004, respectively.

(3)	Our third quarter ended February 26 and February 28 for fiscal years 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

(5)	Sales in the first and second quarter have been restated to reflect the discontinuance of outdoor recreational equipment.

Liquidity and Capital Resources

Working Capital

Working capital decreased to $39.4 million at November 27, 2004, from $111.7 million at May 31, 2004. The decrease was attributable to an increase in the current portion of long-term debt and accounts payable. Both increases can be attributed to the build up of inventory in the peak periods. During the second quarter of fiscal 2005, our primary source of cash consisted of borrowings under our credit facilities, which increased by $125.8 million to $247.9 million at November 27, 2004 from $122.1 million at May 31, 2004. Our primary uses of cash in the second quarter of fiscal 2005 included $131.6 million to fund operating activities, compared to $71.0 million in the same period of fiscal 2004, and $18.1 million for capital expenditures, compared to $12.2 million in the same period of fiscal 2004. Cash used in operating activities was primarily attributable to in the increase in inventory to support the busy season, higher commodity prices particularly steel, plastics and wood and changes in inventory mix.

Capital Expenditures

Capital expenditures were $18.1 million in the second quarter of fiscal 2005 and $12.2 million in the second quarter of fiscal 2004. Capital expenditures in the second quarter of fiscal 2005 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including $6.4 million for the facility we are building in China, and the purchase of computer hardware and software. Capital expenditures in the second quarter of fiscal 2004 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including $3.1 million for the facility we are building in China, and the purchase of computer hardware and software.

Sources of Liquidity

As of November 27, 2004, our primary sources of liquidity were available borrowings of $30.9 million under our domestic credit facility.

China Subsidiary Liquidity

Our China subsidiary has available its own credit facilities of up to $13.0 million, consisting of a term loan facility of $6.0 million and a revolving credit facility of $7.0 million.

Future Needs

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 11.25% senior subordinated notes and capital expenditures.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements, including debt service payment on our credit facility and 11.25% senior secured notes prior to their scheduled maturities in fiscal 2012 and fiscal 2012, respectively. However, we may need to replace or to refinance all or a portion of our credit facility and the 11.25% notes prior to their respective maturities. If we are unable to satisfy our debt obligations or to timely refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Total assets as of November 27, 2004 and May 31, 2004 were $681.7 million and $558.5 million, respectively. The increase in assets was primarily attributable to the increases in accounts receivable, inventory and our tax assets. Accounts receivable increased as a result of our entering into our peak periods for sales. Inventory increased as a result of peak period production, higher commodity prices i.e., steel, plastics and wood, changes in inventory mix and transportation costs. Tax assets increased to reflect the benefit going forward on the loss on discontinued operations. In addition, income taxes receivable increased as a result of the income tax refund booked for the current net operating loss that can be carried back to prior periods. Net debt (current portion of long-term debt plus long-term debt less cash) for the six-month period ended November 27, 2004 and the fiscal year ended May 31, 2004 was $395.1 million and $283.9 million, respectively. This increase represents the amounts to fund operating activities for the period, including capital expenditures purchases which were $18.1 million compared to capital expenditures of $12.2 million in the three months ended November 29, 2003.

The Credit Agreement

On October 11, 2004, we amended our credit agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) was converted to and become a part of the revolver balance. At our option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If we meet certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the second quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate our doing business in China.

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

We do not believe that any of these MAE's have occurred. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Credit Agreement. A subsequent amendment was signed on December 21, 2004 related to funding the China facility.

The balance outstanding under the existing Credit Agreement consisted of (in millions):

November 27, 2004	May 31, 2004	November 29, 2003

Revolver	$247.9	$122.1	$167.0
Term Loan	-	13.8	16.3

Total	$247.9	$135.9	$183.3

As of November 27, 2004, our consolidated indebtedness was approximately $401.1 million, of which approximately $247.9 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2004.

On January 13, 2004 we obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, we have classified the outstanding borrowings under the credit agreement, which totaled $178.3 million at November 29, 2003 as a long-term liability.

Critical Accounting Policies

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of November 27, 2004, there have been no material changes to any of the critical accounting policies contained therein.

Risk Factors

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail to properly implement Section 404 of Sarbanes-Oxley.

We are now in the process of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements will first become applicable to the Company on August 29, 2006. In 2004, we have devoted significant resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future security holders could lose confidence in the Company and/or its reported financial results, which may cause a negative effect on our securities; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

1.	competitive pricing pressure,

2.	price increases in raw materials and

3.	the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge.

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect our financial results.

Reliance on Major Customers.

Our three largest customers together accounted for approximately 53.1%, 53.8%, 54.6% and 61.8% of our revenues in fiscal years 2002, 2003, 2004, and the first six months of fiscal 2005, respectively. Our largest customer, Sears, Roebuck and Co., accounted for 44.5%, 39.3%, 38.7% and 42.2% of our revenues in fiscal years 2002, 2003, 2004, and the first six months of fiscal 2005, respectively. The level of our sales to these customers depends in large part on consumers' continuing commitment to home fitness equipment products and on the success of the customers' efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, we do not have long-term purchase agreements or other commitments as to levels of future sales. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from any of our major customers would have a material adverse effect on our business. In addition, we offer our products directly to consumers through Nordictrack stores, kiosks and direct response channels. Our direct sales to consumers, particularly through kiosks and stores in malls where our existing customers have retail sales outlets, could affect our sales and our relationships with existing customers.

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

We are functioning under new operating management.

On July 1, 2004, we announced the appointment of David Watterson as Chairman and Chief Executive Officer, replacing the then-current Chairman and Chief Executive Officer, Scott Watterson. Until that time, David Watterson was the President of North America Operations. Gary Stevenson's duties as President and Chief Operating Officer were assumed by Matthew Allen, who moved to the position of President and Chief Merchandising Officer and Joseph Brough became the Chief Operating Officer. Additionally, Jace Jergensen became a Senior Vice President. There can be no assurance that the transition to this new management, or the new structure itself, will be successful.

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

We are subject to extensive government regulation.

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

We use long-term and medium-term debt as a source of capital. At November 27, 2004, we had approximately $153.2 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At November 27, 2004, we had approximately $247.9 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of November 27, 2004, the Company had foreign currency contracts in the form of forward exchange contracts in the amounts of approximately $4.3 million in U.S. dollars and $0.4 million in Canadian dollars. Unrealized gains and losses associated with these contracts were not significant. These unrealized gains are included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow for the period ended November 27, 2004. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 27, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	10.59	Fifth Amendment to Credit Agreement dated December 21, 2004.

(b)	Reports on Form 8-K

Report on Form 8-K dated October 13, 2004 containing the Company's press release dated October 12, 2004 announcing earnings for the first quarter and fiscal 2005 which ended August 28, 2004. (press release)

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: January 11, 2005

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: January 11, 2005

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 11, 2005	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 11, 2005	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.59	Fifth Amendment to Credit Agreement dated December 21, 2004

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002