Form 10-Q
period 2005-02-26
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON IP INC; JUMPKING INC; 510152 N B LTD; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC
filed 2005-04-12
CIK 785312, 1174469, 1174470, 1182076, 1101201, 1101202, 934798, 1101200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended February 26, 2005

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

ICON Health & Fitness, Inc., 1,000 shares.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

February 26, 2005	May 31, 2004	February 28, 2004

ASSETS	(Unaudited)	(Unaudited)	(Unaudited)
Current assets:
Cash	$8,948	$5,122	$12,076
Accounts receivable, net	247,912	177,871	252,147
Inventories, net:
Raw materials	69,216	63,387	71,404
Finished goods	88,535	103,868	101,976

Total inventories, net	157,751	167,255	173,380
Deferred income taxes	12,049	6,974	7,062
Income taxes receivable	21,361	-	-
Other current assets	19,991	13,067	9,852
Current assets of discontinued operations	18,075	63,165	39,509

Total current assets	486,087	433,454	494,026

Property and equipment	136,350	107,743	110,613
Less accumulated depreciation	(59,644)	(51,080)	(57,103)

Property and equipment, net	76,706	56,663	53,510
Goodwill	6,463	6,292	6,292
Intangible assets, net	27,387	32,389	22,353
Deferred income taxes	11,102	6,309	5,949
Other assets, net	20,456	23,388	24,112

$628,201	$558,495	$606,242

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$207,202	$135,879	$5,000
Accounts payable	165,591	137,524	155,661
Accrued expenses	36,603	28,488	36,597
Income taxes payable	171	574	3,236
Interest payable	3,413	7,544	3,105
Current liabilities of discontinued operations	8,663	11,743	7,745

Total current liabilities	421,643	321,752	211,344

Long-term debt	153,210	153,111	299,772
Other liabilities	16,131	12,797	12,688

	590,984	487,660	523,804

Minority interest	5,371	3,500	3,500

Stockholder's equity
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(173,534)	(133,863)	(125,349)
Accumulated other comprehensive income (loss)	3,425	(757)	2,332

Total stockholder's equity	31,846	67,335	78,938

$628,201	$558,495	$606,242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
February 26, 2005	February 28, 2004

Net sales	$301,277	$306,874
Cost of sales	229,293	208,713

Gross profit	71,984	98,161

Operating expenses:
Selling	32,986	38,288
Research and development	3,041	3,296
General and administrative	24,730	24,341

Total operating expenses	60,757	65,925

Income from operations	11,227	32,236

Interest expense	7,991	6,430
Amortization of deferred financing fees	277	277

Income before income taxes	2,959	25,529
Provision for income taxes	1,933	5,661

Income before minority interest	1,026	19,868
Minority interest in net loss of consolidated subsidiary	129	-

Income from continuing operations	1,155	19,868

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $3,757 in fiscal 2005 and $457 in fiscal 2004.	(1,993)	(1,640)

Net income (loss)	(838)	18,228

Other comprehensive income (loss):
Foreign currency translation adjustment,
net of tax expense of $1,228 in fiscal 2005
and $1,123 in fiscal 2004	2,004	(1,832)

Comprehensive income	$1,166	$16,396

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Nine Months Ended
February 26, 2005	February 28, 2004

Net sales	$707,419	$780,218
Cost of sales	539,209	531,983

Gross profit	168,210	248,235

Operating expenses:
Selling	90,993	99,446
Research and development	9,212	9,365
General and administrative	70,163	67,852

Total operating expenses	170,368	176,663

Income (loss) from operations	(2,158)	71,572

Interest expense	21,085	18,782
Amortization of deferred financing fees	831	595

Income (loss) before income taxes	(24,074)	52,195
(Benefit of) provision for income taxes	(9,518)	16,502

Income (loss) before minority interest	(14,556)	35,693
Minority interest in net loss of consolidated subsidiary	129	-

Income (loss) from continuing operations	(14,427)	35,693

Discontinued operations:
Loss from discontinued operations, net of tax benefit of $16,655
in fiscal 2005 and $1,752 in fiscal 2004.	(25,244)	(3,790)

Net income (loss)	(39,671)	31,903

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $2,564 in fiscal 2005
and $1,653 in fiscal 2004	4,183	2,697

Comprehensive income (loss)	$(35,488)	$34,600

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Nine Months Ended
February 26, 2005	February 28, 2004

OPERATING ACTIVITIES:
Net income (loss)	$(39,671)	$31,903
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Provision (benefit) for deferred taxes	(12,433)	1,038
Amortization of deferred financing fees	831	595
Amortization of debt discount	107	163
Loss on disposal of fixed assets	14	-
Loss allocated to minority interest	(129)	-
Depreciation and amortization	17,844	16,812
Changes in operating assets and liabilities:
Accounts receivable, net	(70,041)	(99,173)
Inventories, net	9,503	(27,974)
Other assets, net	(2,795)	(1,877)
Accounts payable and accrued expenses	35,575	43,847
Income taxes receivable	(21,361)	(992)
Interest payable	(4,131)	(4,379)
Other liabilities	2,352	384

Net cash used in operating activities	(84,335)	(39,653)

INVESTING ACTIVITIES:
Purchase of property and equipment	(16,094)	(12,423)
Purchase of property and equipment-China	(15,965)	(4,931)
Purchase of intangible assets	(1,860)	(5,900)

Net cash used in investing activities	(33,919)	(23,254)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	72,573	64,132
Payments on term note	(1,250)	(3,750)
Minority interest	2,000	3,500
Payments for debt financing fees	(843)	(25)
Other	(6)	(5)

Net cash provided by financing activities	72,474	63,852

DISCONTINUED OPERATIONS:
Changes in assets and liabilities from discontinued operations	42,859	2,131

Effect of exchange rates on cash	6,747	4,350

Net increase in cash	3,826	7,426
Cash, beginning of period	5,122	4,650

Cash, end of the period	$8,948	$12,076

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

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 3,900 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months and nine months ended February 26, 2005 and February 28, 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2004 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of February 26, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

There were no stock options granted in the nine months ended February 26, 2005 and February 28, 2004, respectively. All previously granted options were fully vested as of November 30, 2002. Therefore, there is no stock-based employee compensation for the nine months ended February 26, 2005 and February 28, 2004.

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

Nine Months Ended
February 26, 2005	February 28, 2004

Beginning balance	$2,505	$2,694
Additions:
Charged to costs and expenses	-	-
Deductions:
Reduction in reserve	(144)	(22)

Ending balance	$2,361	$2,672

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

As of February 26, 2005, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations or financial position.

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

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging the Company infringed Nautilus’ Bowflex patents. Nautilus seeks injunctive relief and monetary damages. In May 2003, the Court denied Nautilus’ motion for a preliminary injunction and granted partial summary judgment to the Company on the issue of “literal infringement.” Nautilus appealed the District Court's decision denying its request for a preliminary injunction on literal patent infringement. In November 2003, the United States Court of Appeals reversed the District Court's decision and remanded the case to the District Court for further proceedings. In February 2005, the District Court issued an order, after conducting a hearing pursuant to Markman v. Westview Instruments, Inc., 52 F.3rd 957 (5th Cir. 1995), Construing the disputed meaning of various terms contained in the allegedly infringed patent, a prerequisite to the litigation going to trial. The parties currently are preparing further motions for summary judgment to be presented to the District Court, and a trial date has been set for June of 2005. This case is currently being vigorously defended by the Company's counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

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

In fiscal 2003, the Company formed a foreign subsidiary to build a manufacturing facility in Xiamen, China. The original project costs were anticipated to be approximately $12.0 million. Due to the Company's decision to increase the size of one facility, it now anticipates the total project cost to be approximately $30.5 million, with $15.5 million to be funded in the form of equity by the subsidiary, and approximately $15.0 million in the form of debt. The Chinese subsidiary has arranged for the debt portion of the financing, which is provided by the Bank of China. As of February 26, 2005 the revolver balance with the Bank of China was $7.2 million. For the nine-month period ended February 26, 2005, the Chinese subsidiary had a loss of approximately 0.4 million of which approximately 0.1 million was recorded as minority interest in net loss of consolidated subsidiary. The Company's equity interest in the foreign subsidiary is 70%, which has been funded in the form of equity and debt. As of February 26, 2005, the Company has made contributions of $10.0 million and the minority interest contributions were $5.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $59.0 million and $67.5 million during the nine months ended February 26, 2005 and February 28, 2004, respectively. As a result of the Company's controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis beginning in the first quarter of fiscal 2004.

NOTE D - THE 2002 CREDIT AGREEMENT

On October 11, 2004, the Company amended its credit agreement (the “Amended Credit Agreement” or “Credit Facility”). The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At the Company's option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If the Company meets certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the Credit Agreement. The Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for, the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

The Company does not believe that any of these MAE's have occurred or in the ordinary course of business can reasonably be expected to occur based upon its history and its relationship with the Credit Facility lenders. The Company intends to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

On January 13, 2004 the Company obtained written waivers from the agent and lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, the Company has classified the outstanding borrowings under the credit agreement, which totaled $146.7 million at February 28, 2004 as a long-term liability.

On April 7, 2005 the Company obtained an amendment to the Amended Credit Agreement that, removes the cap on borrowings by the Company's Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers, and provides consent for the anticipated sale of the majority of Jumpking's remaining assets. The Company has also obtained written waivers from the agent and Credit Facility lenders to, correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures, and consent to change the name of the Company's wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

NOTE E - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the nine months ended February 26, 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of February 26, 2005, the Company has approximately $17.3 million of assets that have been written down which consist of inventory of approximately $15.9 million and fixed assets of approximately $1.3 million. The loss from operations, net of tax, for the outdoor recreational equipment was $25.2 million and $3.8 million for the nine months ended February 26, 2005 and February 28, 2004 respectively. The Company expects to complete this discontinuation of its outdoor recreational operations by the second quarter of fiscal 2006. The outdoor recreational equipment operations were not part of the Company’s core business operations or its strategic focus. The Company is in the process of finding a buyer for the remaining assets. The outdoor recreational operations were not making a positive contribution to the Company’s earnings and required a substantial investment of working capital.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company's JumpKing subsidiary to Keys Backyard, LLP, ("Keys"). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for the continued manufacturing by Keys. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. The note bears interest at a rate of 7% per annum with principal payable in full on January 10, 2006 and interest payable quarterly. Keys is obligated to pay additional amounts associated with the license of trade names to the Company calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, the Company performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at February 26, 2005

The following is a summary of the Company's discontinued operations for the three months ended February 26, 2005 and the comparative operating information for the three months ended February 28, 2004 (in thousands):

Three Months Ended
February 26, 2005	February 28, 2004

Gross Profit	$(2,823)	$4,380
Selling expenses	(3,329)	(4,346)
Research and development	(125)	(316)
General and administrative	401	(1,815)
Impairment loss	126	-
Income tax benefit	3,757	457

Loss from discontinued operations	$(1,993)	$(1,640)

The following is a summary of the Company's discontinued operations for the nine months ended February 26, 2005 and the comparative operating information for the Nine months ended February 28, 2004 (in thousands):

Nine Months Ended
February 26, 2005	February 28, 2004

Gross Profit	$(3,496)	$13,900
Selling expenses	(17,240)	(13,351)
Research and development	(564)	(851)
General and administrative	(7,997)	(5,240)
Impairment loss	(180)	-
Loss on inventory	(8,871)	-
Loss on lease	(3,551)	-
Income tax benefit	16,655	1,752

Loss from discontinued operations	$(25,244)	$(3,790)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

February 26, 2005	February 28, 2004

ASSETS
Current assets:
Trade accounts receivable	$9,868	$11,548
Assets held for sale:
Inventory	7,043	26,365
Property plant and equipment	1,164	1,596

Total assets of discontinued
operations	$18,075	$39,509

LIABILITIES
Current liabilities:
Trade accounts payable	$452	$7,745
Accrued liabilities	6,225	-
Reserves	1,986	-

Total liabilities of discontinued
operations	$8,663	$7,745

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

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of February 26, 2005 (unaudited), May 31, 2004 (unaudited) and February 28, 2004 (unaudited), condensed consolidating statements of operations for the three months and nine months ended February 26, 2005 (unaudited) and February 28, 2004 (unaudited), and condensed consolidating statements of cash flows for the nine months ended February 26, 2005 (unaudited) and February 28, 2004 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$3,147	$3,345	$2,456	$-	$8,948
Accounts receivable, net	208,233	52,366	18,961	(31,648)	247,912
Inventories, net	102,156	40,476	16,330	(1,211)	157,751
Deferred income taxes	11,860	-	189	-	12,049
Income tax receivable	21,361	-	-	-	21,361
Other current assets	5,716	8,336	5,939	-	19,991
Current assets of discontinued operations	6,343	11,732	-	-	18,075

Total current assets	358,816	116,255	43,875	(32,859)	486,087

Property and equipment, net	41,078	34,263	1,365	-	76,706
Receivable from affiliates	140,791	64,579	-	(205,370)	-
Intangible assets, net	26,586	6,046	1,218	-	33,850
Deferred income taxes	9,252	1,850	-	-	11,102
Investment in subsidiaries	17,844	-	-	(17,844)	-
Other assets, net	16,671	2,849	936	-	20,456

Total assets	$611,038	$225,842	$47,394	$(256,073)	$628,201

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$200,012	$7,190	$-	$-	$207,202
Accounts payable	126,234	27,145	43,860	(31,648)	165,591
Accrued expenses	20,589	10,829	5,185	-	36,603
Accrued income taxes	11,089	(10,865)	(53)	-	171
Interest payable	3,413	-	-	-	3,413
Current liabilities of discontinued operations	1,986	6,677	-	-	8,663

Total current liabilities	363,323	40,976	48,992	(31,648)	421,643

Long-term debt	153,210	-	-	-	153,210
Other liabilities	7,703	8,428	-	-	16,131
Payable to affiliates	54,956	126,496	23,918	(205,370)	-

Minority interest	-	-	-	5,371	5,371

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(173,534)	(7,557)	(29,200)	36,757	(173,534)
Accumulated other comprehensive
income (loss)	3,425	4,740	(1,797)	(2,943)	3,425

Total stockholder's equity (deficit)	31,846	49,942	(25,516)	(24,426)	31,846

Total liabilities & stockholder's
equity (deficit)	$611,038	$225,842	$47,394	$(256,073)	$628,201

Supplemental Condensed Consolidating Balance Sheet May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,246	$2,450	$1,426	$-	$5,122
Accounts receivable, net	132,027	52,505	15,045	(21,706)	177,871
Inventories, net	114,626	42,238	11,096	(705)	167,255
Deferred income taxes	6,469	-	505	-	6,974
Other current assets	4,716	4,156	4,195	-	13,067
Current assets of discontinued operations	3,684	59,481	-	-	63,165

Total current assets	262,768	160,830	32,267	(22,411)	433,454

Property and equipment, net	38,302	17,193	1,168	-	56,663
Receivable from affiliates	141,561	55,579	-	(197,140)	-
Intangible assets, net	30,868	6,595	1,218	-	38,681
Deferred income taxes	5,570	-	739	-	6,309
Investment in subsidiaries	39,130	-	-	(39,130)	-
Other assets, net	15,071	7,452	865	-	23,388

Total assets	$533,270	$247,649	$36,257	$(258,681)	$558,495

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$135,879	$-	$-	$-	$135,879
Accounts payable	97,860	27,256	34,114	(21,706)	137,524
Accrued expenses	16,477	8,340	3,671	-	28,488
Accrued income taxes	2,509	(2,299)	364	-	574
Interest payable	7,544	-	-	-	7,544
Current liabilities of discontinued operations	2,323	9,420	-	-	11,743

Total current liabilities	262,592	42,717	38,149	(21,706)	321,752

Long-term debt	153,102	9	-	-	153,111
Other liabilities	6,723	6,074	-	-	12,797
Payable to affiliates	43,518	130,942	22,680	(197,140)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(133,863)	20,295	(26,961)	6,666	(133,863)
Accumulated other comprehensive
income (loss)	(757)	1,853	(3,092)	1,239	(757)

Total stockholder's equity (deficit)	67,335	67,907	(24,572)	(43,335)	67,335

Total liabilities & stockholder's
equity (deficit)	$533,270	$247,649	$36,257	$(258,681)	$558,495

Supplemental Condensed Consolidating Balance Sheet February 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$3,848	$6,456	$1,772	$-	$12,076
Accounts receivable, net	198,472	62,904	19,318	(28,547)	252,147
Inventories, net	111,053	48,095	15,122	(890)	173,380
Deferred income taxes	6,688	246	128	-	7,062
Other current assets	1,326	3,241	5,285	-	9,852
Current assets of discontinued operations	3,234	36,275	-	-	39,509

Total current assets	324,621	157,217	41,625	(29,437)	494,026

Property and equipment, net	39,114	13,138	1,258	-	53,510
Receivable from affiliates	125,398	52,208	-	(177,606)	-
Intangible assets, net	20,562	6,835	1,248	-	28,645
Deferred income taxes	4,740	1,209	-	-	5,949
Investment in subsidiaries	46,269	-	-	(46,269)	-
Other assets, net	15,809	7,312	991	-	24,112

Total assets	$576,513	$237,919	$45,122	$(253,312)	$606,242

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$-	$-	$-	$5,000
Accounts payable	125,328	21,490	37,390	(28,547)	155,661
Accrued expenses	19,787	11,826	4,984	-	36,597
Accrued income taxes	(526)	3,156	606	-	3,236
Interest payable	3,105	-	-	-	3,105
Current liabilities of discontinued operations	-	7,745	-	-	7,745

Total current liabilities	152,694	44,217	42,980	(28,547)	211,344

Long-term debt	299,762	10	-	-	299,772
Other liabilities	6,629	6,059	-	-	12,688
Payable to affiliates	38,490	116,582	22,534	(177,606)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(125,349)	22,791	(25,222)	2,431	(125,349)
Accumulated other comprehensive
income (loss)	2,332	2,501	(651)	(1,850)	2,332

Total stockholder's equity (deficit)	78,938	71,051	(20,392)	(50,659)	78,938

Total liabilities & stockholder's
equity (deficit)	$576,513	$237,919	$45,122	$(253,312)	$606,242

Supplemental Condensed Consolidating Statement of Operations Three months ended February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$217,345	$63,036	$20,896	$-	$301,277
Cost of sales	181,662	33,821	13,769	41	229,293

Gross profit	35,683	29,215	7,127	(41)	71,984
Total operating expenses	29,813	23,432	7,512	-	60,757

Income from operations	5,870	5,783	(385)	(41)	11,227
Interest expense	7,477	(9)	523	-	7,991
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	(5,347)	-	-	5,347	-

Income (loss) before income taxes	3,463	5,792	(908)	(5,388)	2,959
Provision (benefit) for income taxes	3,044	(4,870)	2	-	(1,824)

Income (loss) before minority interest	419	10,662	(910)	(5,388)	4,783
Minority interest in net loss of
consolidated subsidiary	-	-	-	129	129

Income (loss) from continuing operations	419	10,662	(910)	(5,259)	4,912
Income (loss) from discontinued
operations	(1,257)	(4,493)	-	-	(5,750)

Net income (loss)	$(838)	$6,169	$(910)	$(5,259)	$(838)

Supplemental Condensed Consolidating Statement of Operations Three months ended February 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$210,528	$73,967	$22,379	$-	$306,874
Cost of sales	159,144	35,117	14,296	156	208,713

Gross profit	51,384	38,850	8,083	(156)	98,161
Total operating expenses	34,387	25,387	6,151	-	65,925

Income from operations	16,997	13,463	1,932	(156)	32,236
Interest expense	5,846	83	501	-	6,430
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	(9,111)	-	-	9,111	-

Income (loss) before income taxes	19,985	13,380	1,431	(9,267)	25,529
Provision (benefit) for income taxes	1,757	3,135	302	-	5,194

Income (loss) from continuing operations	18,228	10,245	1,129	(9,267)	20,335
Income (loss) from discontinued
operations	-	(2,107)	-	-	(2,107)

Net income (loss)	$18,228	$8,138	$1,129	$(9,267)	$18,228

Supplemental Condensed Consolidating Statement of Operations Nine months ended February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$493,598	$157,029	$56,792	$-	$707,419
Cost of sales	414,473	86,957	37,273	506	539,209

Gross profit	79,125	70,072	19,519	(506)	168,210
Total operating expenses	84,519	65,722	20,127	-	170,368

Income from operations	(5,394)	4,350	(608)	(506)	(2,158)
Interest expense	19,571	(9)	1,523	-	21,085
Amortization of deferred
financing fees	831	-	-	-	831
Equity in earnings
of subsidiaries	30,469	-	-	(30,469)	-

Income (loss) before income taxes	(56,265)	4,359	(2,131)	29,963	(24,074)
Provision (benefit) for income taxes	(17,851)	(8,431)	109	-	(26,173)

Income (loss) before minority interest	(38,414)	12,790	(2,240)	29,963	2,099
Minority interest in net loss of
consolidated subsidiary	-	-	-	129	129

Income (loss) from continuing operations	(38,414)	12,790	(2,240)	30,092	2,228
Income (loss) from discontinued
operations	(1,257)	(40,642)	-	-	(41,899)

Net income (loss)	$(39,671)	$(27,852)	$(2,240)	$30,092	$(39,671)

Supplemental Condensed Consolidating Statement of Operations Nine months ended February 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$556,542	$171,875	$51,801	$-	$780,218
Cost of sales	416,607	81,688	33,355	333	531,983

Gross profit	139,935	90,187	18,446	(333)	248,235
Total operating expenses	90,177	69,476	17,010	-	176,663

Income from operations	49,758	20,711	1,436	(333)	71,572
Interest expense	17,222	85	1,475	-	18,782
Amortization of deferred
financing fees	595	-	-	-	595
Equity in earnings
of subsidiaries	(10,521)	-	-	10,521	-

Income (loss) before income taxes	42,462	20,626	(39)	(10,854)	52,195
Provision (benefit) for income taxes	10,559	3,485	706	-	14,750

Income (loss) from continuing operations	31,903	17,141	(745)	(10,854)	37,445
Income (loss) from discontinued
operations	-	(5,542)	-	-	(5,542)

Net income (loss)	$31,903	$11,599	$(745)	$(10,854)	$31,903

Supplemental Condensed Consolidating Statement of Cash Flows Nine months ended February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(54,417)	$(28,276)	$(933)	$(709)	$(84,335)

Investing Activities:
Net cash used in investing activities	(13,758)	(19,590)	(571)	-	(33,919)

Financing Activities:
Borrowings on revolving credit
facility, net	65,383	7,190	-	-	72,573
Payments on term note	(1,250)	-	-	-	(1,250)
Minority interest	(5,000)	7,000	-	-	2,000
Payments for debt financing fees	(843)	-	-	-	(843)
Other	12,208	(13,452)	1,238	-	(6)

Net cash provided by
financing activities	70,498	738	1,238	-	72,474

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	(2,987)	45,137	-	709	42,859

Effect of exchange rates on cash	2,565	2,886	1,296	-	6,747

Net increase in cash	1,901	895	1,030	-	3,826
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$3,147	$3,345	$2,456	$-	$8,948

Supplemental Condensed Consolidating Statement of Cash Flows Nine months ended February 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(42,277)	$5,259	$(2,635)	$-	$(39,653)

Investing Activities:
Net cash used in investing activities	(15,509)	(7,445)	(300)	-	(23,254)

Financing Activities:
Borrowings on revolving credit
facility, net	64,132	-	-	-	64,132
Payments on term note	(3,750)	-	-	-	(3,750)
Minority interest	(5,000)	8,500	-	-	3,500
Payment of fees-debt	(25)	-	-	-	(25)
Other	3,683	(4,870)	1,182	-	(5)

Net cash provided by
financing activities	59,040	3,630	1,182	-	63,852

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	-	2,131	-	-	2,131

Effect of exchange rates on cash	1,653	496	2,201	-	4,350

Net increase in cash	2,907	4,071	448	-	7,426
Cash, beginning of period	941	2,385	1,324	-	4,650

Cash, end of period	$3,848	$6,456	$1,772	$-	$12,076

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 3,900 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

Three Months Ended February 26, 2005 Compared to Three Months Ended February 28, 2004

Net sales for the three months ended February 26, 2005 decreased $5.6 million, or 1.8%, to $301.3 million from $306.9 million in the corresponding three-month period ended February 28, 2004. Sales of our cardiovascular and other equipment in the three months ended February 26, 2005 increased $26.7 million, or 11.2%, to $264.6 million. Sales of our strength training equipment in the three months ended February 26, 2005 decreased $32.2 million, or 46.7%, to $36.7 million.

Gross profit in the three months ended February 26, 2005 was $72.0 million, or 23.9% of net sales, compared to $98.2 million, or 32.0% of net sales, in the three months ended February 28, 2004. This decrease in gross profit margin was primarily due to increased transportation costs and commodities, i.e., steel, plastics and wood, unfavorable manufacturing variances and the inability to pass on the full impact of these increases to the consumer. In addition, our direct to consumer business which realizes higher margins was a smaller portion of our overall sales mix in the three months ended February 26, 2005 than in the three months ended February 28, 2004.

Selling expenses decreased $5.3 million, or 13.8%, to $33.0 million in the three months ended February 26, 2005. This decrease reflected reduced advertising and trade show expenses. Expressed as a percentage of net sales, selling expenses were 11.0% in the three months ended February 26, 2005 compared to 12.5% in the three months ended February 28, 2004.

Research and development expenses in the three months ended February 26, 2005 were $3.0 million, compared to $3.3 million in the three months ended February 28, 2004. Expressed as a percentage of net sales, research and development expenses were 1.0% in three months ended February 26, 2005 and 1.1% in the three months ended February 28, 2004.

General and administrative expenses increased $0.4 million, or 1.6%, to $24.7 million in the three months ended February 26, 2005. This increase for the period can be attributed to increases in salary and wages related to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence and increased depreciation and amortization offset by reductions in legal fees. Expressed as a percentage of net sales, general and administrative expenses were 8.2% in the three months ended February 26, 2005 and 7.9% in the three months ended February 28, 2004.

As a result of the foregoing factors, the income from operations was $11.2 million in the three months ended February 26, 2005 compared to income from operations of $32.2 million in the three months ended February 28, 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was $17.8 million in the three months ended February 26, 2005 compared to EBITDA of $38.3 million in the three months ended February 28, 2004.

Interest expense, including amortization of deferred financing fees, increased $1.6 million, or 23.9%, to $8.3 million in the three months ended February 26, 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 2.8% in the three months ended February 26, 2005 and 2.2% in the three months ended February 28, 2004.

The provision for income taxes was $1.9 million in the three months ended February 26, 2005, compared to a provision for income taxes of $5.7 million in the three months ended February 28, 2004. This change in income taxes for the period can be attributed to the differences in operating results between the two periods.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended February 26, 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of February 26, 2005, we have approximately $17.3 million of assets that have been written down which consist of inventory of approximately $15.9 million and fixed assets of approximately $1.3 million. The loss from operations, net of tax, for the outdoor recreational equipment was $2.0 million and $1.6 million for the three months ended February 26, 2005 and February 28, 2004, respectively. We expect to complete this discontinuation of our outdoor recreational operations by the second quarter of fiscal 2006. Neither the trampoline operations nor the outdoor recreational equipment operations were part of our core business operations or our strategic focus. We are in the process of finding a buyer for the remaining assets. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

On January 10, 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P. ("Keys"). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility for the continued manufacturing by Keys. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. The note bears interest at a rate of 7% per annum with principal payable in full on January 10, 2006 and interest payable quarterly. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the Spa Business products sold by Keys over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations“ criteria as required by SFAS 144, at February 26, 2005

As a result of the foregoing factors, net loss was $0.8 million in the three months ended February 26, 2005, compared to net income in the three months ended February 28, 2004 of $18.2 million, a decrease of 104.4% over the same period last year.

Nine Months Ended February 26, 2005 Compared to Nine Months Ended February 28, 2004

During the nine months ended February 26, 2005, net sales decreased $72.8 million, or 9.3%, to $707.4 million from $780.2 million in the corresponding nine-month period ended February 28, 2005. Due to the historically high sales in the nine-month period ended February 28, 2004 and weak demand, sales were lower in the nine month period ended February 26, 2005. Sales of our cardiovascular and other equipment in the nine months ended February 26, 2005 decreased $15.0 million, or 2.4%, to $598.7 million. Sales of our strength training equipment in the nine months ended February 26, 2005 decreased $57.8 million, or 34.7%, to $108.7 million.

Gross profit in the nine months ended February 26, 2005 was $168.2 million, or 23.8% of net sales, compared to $248.2 million, or 31.8% of net sales, in the nine months ended February 28, 2004. This decrease in gross profit margin was primarily due to increased transportation costs and commodities, i.e., steel, plastics and wood, unfavorable manufacturing variances and the inability to pass on to the consumer the full cost of these increases. In addition, our direct to consumer business which realizes higher margins was a smaller portion of our overall sales mix in the nine months ended February 26, 2005 than in the nine months ended February 28, 2004.

Selling expenses decreased $8.4 million, or 8.5%, to $91.0 million in the nine months ended February 26, 2005. This decrease reflected lower advertising and warranty expenses offset by an increase in contract labor, freight, commission charges, and bad-debt. Expressed as a percentage of net sales, selling expenses were 12.9% in the nine months ended February 26, 2005 compared to 12.7% in the nine months ended February 28, 2004.

Research and development expenses in the nine months ended February 26, 2005 were $9.2 million, compared to $9.4 million in the nine months ended February 28, 2004. Expressed as a percentage of net sales, research and development expenses were 1.3% in the nine months ended February 26, 2005 and 1.2% in the nine months ended February 28, 2004.

General and administrative expenses increased $2.3 million, or 3.4%, to $70.2 million in the nine months ended February 26, 2005. This increase for the period can be attributed in part to increased salaries and wages due to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence, increased loss on foreign currency transactions, and increased depreciation and amortization. Expressed as a percentage of net sales, general and administrative expenses were 9.9% in the nine months ended February 26, 2005 and 8.7% in the nine months ended February 28, 2004.

As a result of the foregoing factors, the loss from operations was $2.2 million in the nine months ended February 26, 2005 compared to income from operations of $71.6 million in the nine months ended February 28, 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was $15.8 million in the nine months ended February 26, 2005 compared to EBITDA of $88.4 million in the nine months ended February 28, 2004.

Interest expense, including amortization of deferred financing fees, increased $2.6 million, or 12.9%, to $22.0 million in the nine months ended February 26, 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 3.1% in the nine months ended February 26, 2005 and 2.5% in the nine months ended February 28, 2004.

The benefit from income taxes was $9.5 million in the nine months ended February 26, 2005, compared to a provision for income taxes of $16.5 million in the nine months ended February 28, 2004. This change in income taxes for the period can be attributed to the differences in operating results between the two periods.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the nine months ended February 26, 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of February 26, 2005, we have approximately $17.3 million of assets that have been written down which consist of inventory of approximately $15.9 million and fixed assets of approximately $1.3 million. The loss from operations, net of tax, for the outdoor recreational equipment was $25.2 million and $3.8 million for the nine months ended February 26, 2005 and February 28, 2004, respectively. We expect to complete this discontinuation of our outdoor recreational operations by the second quarter of fiscal 2006. The outdoor recreational equipment operations were not part of our core business operations or our strategic focus. We are in the process of finding a buyer for the remaining assets. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

On January 10, 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P.("Keys"). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility for the continued manufacturing by Keys. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. The note bears interest at a rate of 7% per annum with principal payable in full on January 10, 2006 and interest payable quarterly. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the Spa Business products sold by Keys over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at February 26, 2005.

As a result of the foregoing factors, net loss was $39.7 million in the nine months ended February 26, 2005, compared to net income in the nine months ended February 28, 2004 of $31.9 million.

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

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales
2005	$130.7	$275.4	$301.3	$-
2004	164.3	309.0	306.9	194.5

Net income (loss)
2005	$(20.8)	$(18.1)	$(0.8)	$-
2004	(1.7)	15.4	18.2	(8.5)

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

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on discontinuing operations incurred in the nine months ended February 26, 2005 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2005
Net loss	$(20.8)	$(18.1)	$(0.8)	$-
Add back:
Depreciation and amortization	5.6	5.8	6.4	-
Provision for (benefit of) income taxes	(11.2)	(0.2)	1.9	-
Interest expense	6.0	7.1	8.0	-
Amortization of deferred financing fees	0.3	0.3	0.3	-
Discontinued operations	5.3	17.9	2.0	-

EBITDA	$(14.8)	$12.8	$17.8	$-

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.3	5.4	6.1	3.9
Provision for income taxes	0.2	10.6	5.7	1.4
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3
Discontinued operations	(0.4)	2.6	1.6	(0.8)

EBITDA	$9.4	$40.7	$38.3	$2.6

The following is a reconciliation of cash flows from operating activities to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(49.9)	$(81.7)	$47.3	$-
Net change in operating assets
and liabilities	23.8	63.1	(36.7)	-
Interest Expense	6.0	7.1	8.0	-
Provision for deferred taxes	11.2	6.6	(4.7)	-
Discontinued operations, net of tax benefit	5.3	17.9	2.0	-
Income tax benefit	(11.2)	(0.2)	1.9	-

EBITDA	$(14.8)	$12.8	$17.8	$-

Fiscal Year 2004
Net cash provided by (used in)
operating activities	$(48.3)	$(22.7)	$31.4	$33.6
Net change in operating assets
and liabilities	51.8	45.0	(6.8)	(36.3)
Interest Expense	6.0	6.4	6.4	6.3
Amortization of discount on 11.25% notes	(0.1)	-	-	-
Provision for deferred taxes	0.2	(1.2)	-	(1.6)
Discontinued operations, net of tax benefit	(0.4)	2.6	1.6	(0.8)
Income tax benefit	0.2	10.6	5.7	1.4

EBITDA	$9.4	$40.7	$38.3	$2.6

(1)	Our first quarter ended August 28 and August 30 for fiscal years 2005 and 2004, respectively.

(2)	Our second quarter ended November 27 and November 29 for fiscal years 2005 and 2004, respectively.

(3)	Our third quarter ended February 26 and February 28 for fiscal years 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

Liquidity and Capital Resources

Working Capital

Working capital decreased to $64.4 million at February 26, 2005, from $111.7 million at May 31, 2004. The decrease was attributable to an increase in the current portion of long-term debt and accounts payable. Through the third quarter of fiscal 2005, our primary source of cash consisted of borrowings under our credit facilities, which increased by $67.4 million to $203.3 million at February 26, 2005 from $135.9 million at May 31, 2004. Our primary uses of cash through the third quarter of fiscal 2005 included $84.3 million to fund operating activities, compared to $37.5 million in the same period of fiscal 2004, and $16.1 million for capital expenditures, compared to $12.4 million in the same period of fiscal 2004. In addition, cash used for capital expenditures related to our Chinese facility were 16.0 million compared to 4.9 million in the same period of fiscal 2004. Cash used in operating activities was primarily attributable to in the increase in accounts receivable following our largest sales quarters.

Capital Expenditures

Capital expenditures were $32.1 million through the third quarter of fiscal 2005 and $17.4 million through the third quarter of fiscal 2004. Capital expenditures through the third quarter of fiscal 2005 were for routine replacement of machinery and equipment, facility improvements and expansions, including $16.0 million for the facility we are building in China, and the purchase of computer hardware and software. Capital expenditures through the third quarter of fiscal 2004 were primarily for routine replacement of machinery and equipment, facility improvements and expansions, including $4.9 million for the facility we are building in China, and the purchase of computer hardware and software.

Sources of Liquidity

As of February 26, 2005, our primary sources of liquidity were available borrowings of $20.8 million under our domestic credit facility.

China Subsidiary Liquidity

Our China subsidiary has available its own credit facilities of up to $13.0 million, consisting of a term loan facility of $6.0 million and a revolving credit facility of $7.0 million. As of February 26, 2005, the credit facility had availability of approximately $5.7 million.

Future Needs

Our ongoing cash requirements for debt service and related obligations are expected to consist primarily of interest payments under our domestic credit facility, interest payments on our 11.25% senior subordinated notes and capital expenditures.

We believe our sources of liquidity and capital resources are sufficient to meet all currently anticipated short-term and long-term operating cash requirements arising in the ordinary course of business, including debt service payment on our credit facility and 11.25% senior secured notes prior to their scheduled maturities in fiscal 2012 and fiscal 2012, respectively. However, we may need to revise, replace or refinance all or a portion of our credit facility and the 11.25% notes prior to their respective maturities. If we are unable to satisfy our debt obligations or to timely revise, refinance or replace our debt, we may need to sell assets, reduce or delay capital investments or raise additional capital to be able to effectively operate our business.

Total assets as of February 26, 2005 and May 31, 2004 were $628.2 million and $558.5 million, respectively. The increase in assets was primarily attributable to the increases in accounts receivable, and deferred tax assets. Accounts receivable increased as a result of our completing our peak periods for sales. The increase in deferred tax assets can be attributed to the current year losses, i.e., the benefit going forward from the loss on discontinued operations and the carry forward of foreign tax credits available from the carry back of the current year's net operating loss. We have approximately $6.9 million of foreign tax credit carryforwards available to reduce future income taxes at February 26, 2005. We believe it is more likely than not that our foreign tax credit carryforwards will be utilized through the reversal of existing temporary differences, future earnings, tax strategies or a combination thereof. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We also booked an income tax receivable for $21.4 million for the current net operating loss that can be carried back to prior taxable years. Net debt (current portion of long-term debt plus long-term debt less cash) for the nine-month period ended February 26, 2005 and the fiscal year ended May 31, 2004 was $351.5 million and $283.9 million, respectively. This increase represents the amounts to fund operating activities for the period, including capital expenditures purchases which were $32.1 million compared to capital expenditures of $17.4 million in the nine months ended February 28, 2004. Capital expenditures in China were $16.0 million for the period ended February 26, 2005 and $4.9 million for the period ended February 28, 2004.

The Credit Agreement

On October 11, 2004, we amended our credit agreement (the “Amended Credit Agreement” or “Credit Facility”). The Amended Credit Agreement increases the maximum availability from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) was converted to and becomes a part of the revolver balance. At our option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If we meet certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the third quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate our doing business in China.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Amended Credit Agreement. The Amended Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for, our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

We do not believe that any of these MAE's have occurred. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 related to funding the China facility.

The balance outstanding under the existing Amended Credit Agreement consisted of (in millions):

February 26, 2005	May 31, 2004	February 28, 2004

Revolver	$203.3	$122.1	$136.7
Term Loan	-	13.8	15.0

Total	$203.3	$135.9	$151.7

As of February 26, 2005, our consolidated indebtedness was approximately $356.5 million, of which approximately $203.3 million was senior indebtedness. With the exception of the increases in the revolver noted above, our contractual cash obligations and commercial commitments remained consistent with those at the end of fiscal 2004.

On January 13, 2004 we obtained written waivers from the agent and Credit Facility lenders having more than 33 and 1/3% of the commitment or borrowings waiving their rights under the MAE clause for the period from January 13, 2004 to January 18, 2005. Accordingly, we have classified the outstanding borrowings under the Amended Credit Agreement, which totaled $146.7 million at February 28, 2004 as a long-term liability.

On April 7, 2005 we obtained an amendment to the Amended Credit Agreement that, removes the cap on borrowings by our Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers, and provides consent for the anticipated sale of the majority of Jumpking's remaining assets. We have also obtained written waivers from the agent and Credit Facility lenders to, correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures, and consent to change the name of the Company's wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

Critical Accounting Policies

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on August 30, 2004 are those that depend most heavily on these judgments and estimates. As of February 26, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

Our ability to meet our cash requirements depends on a number of factors, many of which, including the results of the Nautilus litigation, are beyond our control.

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

Reliance on Major Customers.

Our three largest customers together accounted for approximately 53.1%, 53.8%, 56.4% and 53.2% of our revenues in fiscal years 2002, 2003, 2004, and the first nine months of fiscal 2005, respectively. Our largest customer, Sears, Roebuck and Co., accounted for 44.5%, 39.3%, 38.7% and 41.9% of our revenues in fiscal years 2002, 2003, 2004, and the first nine months of fiscal 2005, respectively. In addition, Sears was merged with Kmart in early 2005. Together Sears and Kmart will form a major new retail company named Sears Holding Corporation. It is not yet possible to determine the potential impact of this merger on Sears' purchases from us.

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

We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. These taxes may reduce the amount of earnings that we can generate from our services.

Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies.

In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign withholding taxes and, under certain circumstances, for its share of foreign income taxes paid directly by foreign corporate entities in which the company owns 10% or more of the voting stock. Our ability to claim foreign tax credits is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we do not have U.S. federal taxable income.

We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of specified earnings of our foreign corporate subsidiaries that are classified as controlled foreign corporations, without regard to whether distributions have been actually received from these subsidiaries. For instance, because our Canadian subsidiary is a guarantor on our Credit Facility, we are required to include their earnings as income for U.S. federal income tax purposes even though the income is not actually distributed.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls or fail to properly implement Section 404 of Sarbanes-Oxley.

We are now in the process of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. These requirements will first become applicable to the Company on August 29, 2007. In 2004, we have devoted significant resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested, and we cannot be certain that the measures we have taken, and will take, will be sufficient or timely completed to meet the Section 404 requirements, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth and international expansion, which is expected to result in on-going changes to our control systems and areas of potential risk. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of Section 404 of SOX, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial position of our business could be harmed; current and potential future security holders could lose confidence in the Company and/or its reported financial results, which may cause a negative effect on our securities; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

We use long-term and medium-term debt as a source of capital. At February 26, 2005, we had approximately $153.2 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At February 26, 2005, we had approximately $203.3 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of February 26, 2005, the Company had foreign currency contracts in the form of forward exchange contracts in the amounts of approximately $2.2 million in U.S. dollars and $0.9 million in Canadian dollars. Unrealized losses associated with these contracts were not significant. These unrealized losses are included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow for the period ended February 26, 2005. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of February 26, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	10.69	Sixth amendment and limited waiver with respect to Credit Agreement.

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: April 12, 2005

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: April 12, 2005

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 12, 2005	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 12, 2005	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.69	Sixth amendment and limited waiver with respect to Credit Agreement.