Form 10-Q
period 2005-09-03
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD; ICON IP INC
filed 2005-10-19
CIK 785312, 1174469, 1174470, 934798, 1101200, 1101201, 1101202, 1182076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended September 3, 2005

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

ICON Health & Fitness, Inc., 1,000 shares.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

September 3, 2005	May 31, 2005	August 28, 2004

ASSETS	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash	$1,207	$5,397	$4,821
Accounts receivable, net	116,103	123,457	139,092
Inventories:
Raw materials	57,633	61,408	60,451
Finished goods	118,806	97,174	170,057

Total inventories, net	176,439	158,582	230,508
Deferred income taxes	984	746	18,882
Income taxes receivable	2,249	25,610	-
Other current assets	6,587	10,083	15,060
Current assets of discontinued operations	7,449	9,542	65,973

Total current assets	311,018	333,417	474,336

Property and equipment	115,717	140,603	116,290
Less accumulated depreciation	(67,579)	(63,274)	(54,672)

Property and equipment, net	48,138	77,329	61,618
Goodwill	6,049	5,719	5,074
Intangible assets, net	22,402	25,976	32,023
Deferred income taxes	88	83	6,717
Other assets, net	17,023	18,191	21,255

$404,718	$460,715	$601,023

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$133,239	$134,240	$191,430
Accounts payable	118,970	143,444	146,196
Accrued expenses	32,043	30,452	29,429
Income taxes payable	-	21	125
Interest payable	3,127	7,576	3,038
Current liabilities of discontinued operations	5,752	8,473	12,584

Total current liabilities	293,131	324,206	382,802

Long-term debt	153,307	153,263	153,145
Other liabilities	18,115	17,370	12,874

	464,553	494,839	548,821

Minority interest	-	5,137	3,500

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(268,672)	(243,850)	(154,646)
Accumulated other comprehensive income	6,882	2,634	1,393

Total stockholder's equity (deficit)	(59,835)	(39,261)	48,702

$404,718	$460,715	$601,023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
September 3, 2005	August 28, 2004

Net sales	$144,230	$134,630
Cost of sales	105,033	100,834

Gross profit	39,197	33,796

Operating expenses:
Selling	27,168	29,052
Research and development	2,876	3,029
General and administrative	24,006	21,807

Total operating expenses	54,050	53,888

Loss from operations	(14,853)	(20,092)

Interest expense	6,682	6,038
Amortization of deferred financing fees	433	277

Loss before income taxes	(21,968)	(26,407)
Provision (benefit) for income taxes	1,305	(8,290)

Loss from continuing operations	(23,273)	(18,117)

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $950 in the first quarter of fiscal 2006 and $1,633
in the first quarter of fiscal 2005.	(1,549)	(2,665)

Net loss	(24,822)	(20,782)

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $2,603 in the first quarter of fiscal 2006
and $1,318 in the first quarter of fiscal 2005	4,248	2,150

Comprehensive loss	$(20,574)	$(18,632)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Three Months Ended
September 3, 2005	August 28, 2004

OPERATING ACTIVITIES:
Net loss	$(24,822)	$(20,783)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefit for deferred taxes	(3,023)	(14,374)
Amortization of deferred financing fees	433	277
Amortization of debt discount	44	36
Depreciation and amortization	8,127	5,787
Gain on disposal of China	847	-
Changes in operating assets and liabilities:
Accounts receivable, net	7,354	35,224
Inventories, net	(17,928)	(58,603)
Other assets, net	4,528	716
Accounts payable and accrued expenses	(13,938)	8,868
Income taxes receivable	23,361	(449)
Interest payable	(4,449)	(4,506)
Other liabilities	386	(36)

Net cash used in operating activities	(19,080)	(47,843)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,525)	(4,733)
Purchase of property and equipment-China	-	(3,969)
Purchase of intangible assets	(263)	(402)

Net cash used in investing activities	(3,788)	(9,104)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	10,469	56,799
Payments on term note	-	(1,250)

Net cash provided by financing activities	10,469	55,549

DISCONTINUED OPERATIONS:
Changes in assets and liabilities from discontinued operations	1,358	(2,371)

Effect of exchange rates on cash	6,851	3,468

Net decrease in cash	(4,190)	(301)
Cash, beginning of period	5,397	5,122

Cash, end of the period	$1,207	$4,821

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

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 3,600 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended September 3, 2005 and August 28, 2004. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2005 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of September 3, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

There were no stock options granted in the three months ended September 3, 2005 and August 28, 2004, respectively. All previously granted options were fully vested as of November 30, 2002. Therefore, there is no stock-based employee compensation for the three months ended September 3, 2005 and August 28, 2004.

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

Three Months Ended
September 3, 2005	August 28, 2004

Beginning balance	$3,627	$2,505
Additions:
Charged to costs and expenses	23	129
Deductions:
Reduction in reserve	-	-

Ending balance	$3,650	$2,634

NOTE B - ACCOUNTING CHANGES

See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE C - COMMITMENTS AND CONTINGENCIES

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2005 to October 1, 2006 with limits of $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2005, the policy provided coverage of $10.0 million per occurrence and $10.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5, with $15.5 million funded in the form of equity contributed by the two shareholders, and the remaining amounts funded in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. The Company's equity interest in the foreign subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of the Company. The Company recorded purchases from this vendor of approximately $9.1 million and $19.6 million during the first quarter of fiscal 2006 and 2005, respectively.

On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire its 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and recognized a gain of $0.8 on the sale of its interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. Pursuant to the Agreement, the Company had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. The Company did not enter into an option purchase agreement or a supply agreement within the 45 day period. The Company believes that it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet its manufacturing needs. As a result of the Company's controlling interest in the Foreign Subsidiary, the investment has been reported on a consolidated basis for the first quarter ended August 28, 2004 and the fiscal year ended May 31, 2005.

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations, financial position, or liquidity.

The Company is party to a variety of product liability lawsuits, arising in the ordinary course of our business, as a result of injuries sustained by customers while using a variety of our products. These claims include injuries sustained by individuals using trampolines and treadmills. The Company vigorously defend any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, financial position or liquidity.

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that it infringed Nautilus’ Bowflex patents and trademarks. In May of 2005, the Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the Court’s decision. Nautilus’s trademark infringement claim remains. The Company currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, financial position or liquidity.

As of September 3, 2005, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position or liquidity.

NOTE D - THE 2002 CREDIT AGREEMENT

On October 11, 2004, the Company amended its credit agreement (the “Amended Credit Agreement” or “Credit Facility”) with a syndicate of banks and financial services companies. The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At the Company's option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If the Company meets certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

Outstanding borrowings under the Credit Facility are based on a percentage of eligible accounts receivable and inventory with a property and equipment over advance. All loans under the Credit Facility are collateralized by a first priority security interest in all of the existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the Credit Facility. If the Company were to default under the Credit Facility, the lenders would foreclose on the pledge and take control of the Company.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the Credit Facility. The Credit Facility also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for, the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has classified the outstanding borrowings under the Credit Facility as a short-term liability.

The Company does not believe that any of these MAE's have occurred or in the ordinary course of business can reasonably be expected to occur based upon its history and relationship with the Credit Facility lenders. The Company intends to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

On April 7, 2005 the Company obtained an amendment to the Amended Credit Agreement that removes the cap on borrowings by the Company's Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers and provides consent for the anticipated sale of the majority of Jumpking's remaining assets. The Company has also obtained written waivers from the agent and Credit Facility lenders to correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures and consent to change the name of the Company's wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

NOTE E - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The Outdoor Recreational Equipment Operations have been classified as a discontinued operation, and its expenses are not included in the results of continuing operations. The results of operations for the three months ended September 3, 2005 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $1.5 million and $2.7 million for the three months ended September 3, 2005 and August 28, 2004 respectively. As of September 3, 2005, the Company has approximately $7.5 million of assets that have been written down which consist of accounts receivable of $4.2 million, inventory of approximately $2.2 million and fixed assets of approximately $1.1 million. The Company is in the process of finding a buyer for the remaining assets. The Company expects to complete this discontinuation of its Outdoor Recreational Equipment Operations by the second quarter of fiscal 2006.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company's JumpKing subsidiary to Keys Backyard, LLP, (“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for the continued manufacturing by Keys. Keys paid approximately $4.0 million for the spa business. Keys is obligated to pay additional amounts associated with the license of trade names to the Company calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, the Company performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets were subject to an impairment loss of approximately $0.4 million in the fiscal year ended May 31, 2005. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at September 3, 2005

The following is a summary of the Company's discontinued operations for the three months ended September 3, 2005 and the comparative operating information for the three months ended August 28, 2004 (in thousands):

Three Months Ended
September 3, 2005	August 28, 2004

Gross Profit	$(1,721)	$4,199
Selling expenses	(214)	(6,546)
Research and development	-	(241)
General and administrative	(564)	(1,710)
Impairment loss	-	-
Income tax benefit	950	1,633

Loss from discontinued operations	$(1,549)	$(2,665)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

September 3, 2005	August 28, 2004

ASSETS
Current assets:
Trade accounts receivable	$4,210	$31,748
Assets held for sale:
Inventory	2,158	32,121
Property and equipment	1,081	2,104

Total assets of discontinued
operations	$7,449	$65,973

LIABILITIES
Current liabilities:
Trade accounts payable	$-	$12,584
Accrued liabilities	5,752	-
Reserves	-	-

Total liabilities of discontinued
operations	$5,752	$12,584

NOTE F - GUARANTOR / NON-GUARANTOR FINCANCIAL INFORMATION

The Company's subsidiaries 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. (“Subsidiary Guarantors”) have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of September 3, 2005 (unaudited), May 31, 2005 and August 28, 2004 (unaudited), condensed consolidating statements of operations for the three months ended September 3, 2005 (unaudited) and the three months ended August 28, 2004 (unaudited), and condensed consolidating statements of cash flows for the three months ended September 3, 2005 (unaudited) and the three months ended August 28, 2004 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$(1,856)	$1,327	$1,736	$-	$1,207
Accounts receivable, net	98,599	33,352	11,776	(27,624)	116,103
Inventories, net	125,627	38,535	13,242	(965)	176,439
Deferred income taxes	405	-	579	-	984
Income tax receivable	2,249	-	-	-	2,249
Other current assets	1,563	2,946	2,078	-	6,587
Current assets of discontinued operations	2,158	5,291	-	-	7,449

Total current assets	228,745	81,451	29,411	(28,589)	311,018

Property and equipment, net	40,238	6,690	1,210	-	48,138
Receivable from affiliates	121,156	56,680	-	(177,836)	-
Intangible assets, net	21,141	6,369	941	-	28,451
Deferred income taxes	(1,036)	1,124	-	-	88
Investment in subsidiaries	44,909	-	-	(44,909)	-
Other assets, net	15,896	775	352	-	17,023

Total assets	$471,049	$153,089	$31,914	$(251,334)	$404,718

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$133,239	$-	$-	$-	$133,239
Accounts payable	92,371	20,847	33,880	(28,128)	118,970
Accrued expenses	17,653	11,027	3,363	-	32,043
Accrued income taxes	17,851	(17,409)	(442)	-	-
Interest payable	3,127	-	-	-	3,127
Current liabilities of discontinued operations	-	5,752	-	-	5,752

Total current liabilities	264,241	20,217	36,801	(28,128)	293,131

Long-term debt	153,307	-	-	-	153,307
Other liabilities	8,055	9,886	174	-	18,115
Payable to affiliates	52,621	100,237	24,474	(177,332)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	206,324	37,259	5,481	(44,909)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(211,781)	(22,070)	(33,856)	(965)	(268,672)
Accumulated other comprehensive
income (loss)	482	7,560	(1,160)	-	6,882

Total stockholder's equity (deficit)	(7,175)	22,749	(29,535)	(45,874)	(59,835)

Total liabilities & stockholder's
equity (deficit)	$471,049	$153,089	$31,914	$(251,334)	$404,718

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$793	$2,348	$2,256	$-	$5,397
Accounts receivable, net	105,071	30,369	14,662	(26,645)	123,457
Inventories, net	115,574	32,404	11,547	(943)	158,582
Deferred income taxes	-	-	746	-	746
Income tax receivable	25,610	-	-	-	25,610
Other current assets	1,598	5,251	3,234	-	10,083
Current assets of discontinued
operations	3,818	5,724	-	-	9,542

Total current assets	252,464	76,096	32,445	(27,588)	333,417

Property & equipment, net	41,127	34,993	1,209	-	77,329
Receivable from affiliates	134,552	71,199	-	(205,751)	-
Goodwill and intangible assets, net	24,441	6,280	974	-	31,695
Deferred income taxes	-	83	-	-	83
Investment in subsidiaries	157	-	-	(157)	-
Other assets, net	15,737	1,577	877	-	18,191

Total assets	$468,478	$190,228	$35,505	$(233,496)	$460,715

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$122,770	$11,470	$-	$-	$134,240
Accounts payable	119,674	14,398	36,017	(26,645)	143,444
Accrued liabilities	17,797	9,545	3,110	-	30,452
Accrued income taxes	15,517	(15,496)	-	-	21
Interest payable	7,576	-	-	-	7,576
Current liabilities of discontinued
operations	-	8,473	-	-	8,473

Total current liabilities	283,334	28,390	39,127	(26,645)	324,206

Long-term debt	153,262	1	-	-	153,263
Other long-term liabilities	7,695	9,675	-	-	17,370
Payable to affiliates	63,448	117,867	24,436	(205,751)	-

Minority interest	-	-	-	5,137	5,137

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(243,850)	(23,366)	(30,789)	54,155	(243,850)
Accumulated other comprehensive
income (loss)	2,634	4,902	(2,750)	(2,152)	2,634

Total stockholder's equity (deficit)	(39,261)	34,295	(28,058)	(6,237)	(39,261)

Total liabilities &
stockholder's equity (deficit)	$468,478	$190,228	$35,505	$(233,496)	$460,715

Supplemental Condensed Consolidating Balance Sheet August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,591	$2,182	$1,048	$-	$4,821
Accounts receivable, net	105,284	46,431	13,735	(26,358)	139,092
Inventories, net	158,907	57,954	14,890	(1,243)	230,508
Deferred income taxes	18,382	-	500	-	18,882
Other current assets	6,218	5,147	3,695	-	15,060
Current assets of discontinued operations	6,981	58,992	-	-	65,973

Total current assets	297,363	170,706	33,868	(27,601)	474,336

Property and equipment, net	39,254	21,026	1,338	-	61,618
Receivable from affiliates	149,306	49,769	-	(199,075)	-
Intangible assets, net	29,524	6,355	1,218	-	37,097
Deferred income taxes	5,611	1,106	-	-	6,717
Investment in subsidiaries	49,909	-	-	(49,909)	-
Other assets, net	14,907	5,483	865	-	21,255

Total assets	$585,874	$254,445	$37,289	$(276,585)	$601,023

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$187,766	$3,664	$-	$-	$191,430
Accounts payable	109,424	26,669	36,461	(26,358)	146,196
Accrued expenses	17,510	8,338	3,581	-	29,429
Accrued income taxes	3,902	(3,917)	140	-	125
Interest payable	3,038	-	-	-	3,038
Current liabilities of discontinued operations	-	12,584	-	-	12,584

Total current liabilities	321,640	47,338	40,182	(26,358)	382,802

Long-term debt	153,138	7	-	-	153,145
Other liabilities	6,837	6,037	-	-	12,874
Payable to affiliates	37,995	138,050	23,030	(199,075)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	206,323	45,759	5,481	(53,408)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(138,341)	14,343	(29,404)	(1,244)	(154,646)
Accumulated other comprehensive
income (loss)	482	2,911	(2,000)	-	1,393

Total stockholder's equity (deficit)	66,264	63,013	(25,923)	(54,652)	48,702

Total liabilities & stockholder's
equity (deficit)	$585,874	$254,445	$37,289	$(276,585)	$601,023

Supplemental Condensed Consolidating Statement of Operations Three months ended September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$97,208	$37,605	$9,417	$-	$144,230
Cost of sales	75,915	22,245	6,852	21	105,033

Gross profit	21,293	15,360	2,565	(21)	39,197
Total operating expenses	31,945	17,023	5,082	-	54,050

Loss from operations	(10,652)	(1,663)	(2,517)	(21)	(14,853)
Interest expense (income)	6,152	(20)	550	-	6,682
Amortization of deferred
financing fees	433	-	-	-	433
Equity in earnings
of subsidiaries	10,051	-	-	(10,051)	-

Income (loss) before income taxes	(27,288)	(1,643)	(3,067)	10,030	(21,968)
Provision (benefit) for income taxes	(2,970)	4,275	-	-	1,305

Income (loss) from continuing operations	(24,318)	(5,918)	(3,067)	10,030	(23,273)
Loss from discontinued
operations	(504)	(1,045)	-	-	(1,549)

Net income (loss)	$(24,822)	$(6,963)	$(3,067)	$10,030	$(24,822)

Supplemental Condensed Consolidating Statement of Operations Three months ended August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$85,008	$37,148	$12,474	$-	$134,630
Cost of sales	71,735	20,456	8,105	538	100,834

Gross profit	13,273	16,692	4,369	(538)	33,796
Total operating expenses	28,475	19,537	5,876	-	53,888

Loss from operations	(15,202)	(2,845)	(1,507)	(538)	(20,092)
Interest expense	5,541	-	497	-	6,038
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	7,844	-	-	(7,844)	-

Income (loss) before income taxes	(28,864)	(2,845)	(2,004)	7,306	(26,407)
Benefit from income taxes	(8,191)	(99)	-	-	(8,290)

Income (loss) from continuing operations	(20,673)	(2,746)	(2,004)	7,306	(18,117)
Loss from discontinued
operations	(109)	(2,556)	-	-	(2,665)

Net income (loss)	$(20,782)	$(5,302)	$(2,004)	$7,306	$(20,782)

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(15,874)	$(1,213)	$(1,993)	$-	$(19,080)

Investing Activities:
Net cash used in investing activities	(2,907)	(726)	(155)	-	(3,788)

Financing Activities:
Borrowings on revolving credit
facility, net	10,469	-	-	-	10,469
Other	2,361	(2,398)	37	-	-

Net cash provided by (used)
in financing activities	12,830	(2,398)	37	-	10,469

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	699	659	-	-	1,358

Effect of exchange rates on cash	2,603	2,658	1,590	-	6,851

Net decrease in cash	(2,649)	(1,020)	(521)	-	(4,190)
Cash, beginning of period	793	2,347	2,257	-	5,397

Cash, end of period	$(1,856)	$1,327	$1,736	$-	$1,207

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended August 28, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(33,208)	$(13,108)	$(1,527)	$-	$(47,843)

Investing Activities:
Net cash used in investing activities	(4,015)	(4,795)	(294)	-	(9,104)

Financing Activities:
Borrowings on revolving credit
facility, net	53,138	3,661	-	-	56,799
Payments on term note	(1,250)	-	-	-	(1,250)
Other	(14,965)	14,615	350	-	-

Net cash provided by
financing activities	36,923	18,276	350	-	55,549

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	(674)	(1,697)	-	-	(2,371)

Effect of exchange rates on cash	1,319	1,056	1,093	-	3,468

Net increase (decrease) in cash	345	(268)	(378)	-	(301)
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$1,591	$2,182	$1,048	$-	$4,821

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 3,600 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

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

Three Months Ended September 3, 2005 Compared to Three Months Ended August 28, 2004

Net sales for the three months ended September 3, 2005 increased $9.6 million, or 7.1%, to $144.2 million from $134.6 million in the corresponding three-month period ended August 28, 2004. Sales of our cardiovascular and other equipment in the three months ended September 3, 2005 increased $11.4 million, or 10.6%, to $119.2 million. Sales of our strength training equipment in the three months ended September 3, 2005 decreased $1.8 million, or a negative 6.7%, to $25.0 million. The increase in sales can be attributed to increased customer demand for our products.

Gross profit in the three months ended September 3, 2005 was $39.2 million, or 27.2% of net sales, compared to $33.8 million, or 25.1% of net sales, in the three months ended August 28, 2004. This increase in gross profit margin was primarily due to changes in product mix, distribution channel mix and the timely release of products.

Selling expenses decreased $1.9 million, or 6.5%, to $27.2 million in the three months ended September 3, 2005. This decrease reflected reduced advertising. Expressed as a percentage of net sales, selling expenses were 18.9% in the three months ended September 3, 2005 compared to 21.6% in the three months ended August 28, 2004.

Research and development expenses in the three months ended September 3, 2005 were $2.9 million, compared to $3.0 million in the three months ended August 28, 2004. Expressed as a percentage of net sales, research and development expenses were 2.0% in three months ended September 3, 2005 and 2.2% in the three months ended August 28, 2004.

General and administrative expenses increased $2.2 million, or 10.1%, to $24.0 million in the three months ended September 3, 2005. This increase for the period can be attributed to increases in depreciation and amortization and salaries and wages offset by reductions in legal fees. Expressed as a percentage of net sales, general and administrative expenses were 16.6% in the three months ended September 3, 2005 and 16.2% in the three months ended August 28, 2004.

As a result of the foregoing factors, the loss from operations was $14.9 million in the three months ended September 3, 2005 compared to loss from operations of $20.1 million in the three months ended August 28, 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was negative $6.7 million in the three months ended September 3, 2005 compared to EBITDA of negative $14.5 million in the three months ended August 28, 2004.

Interest expense, including amortization of deferred financing fees, increased $0.8 million, or 12.7%, to $7.1 million in the three months ended September 3, 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 4.9% in the three months ended September 3, 2005 and 4.7% in the three months ended August 28, 2004.

The provision for income taxes was $1.3 million in the three months ended September 3, 2005, compared to a benefit for income taxes of $8.3 million in the three months ended August 28, 2004. The higher effective tax rate in the first quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of September 3, 2005 we have a valuation allowance of approximately $40.0 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoveralbe income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not a part of our core business operations or our strategic focus. In addition, it was not making a positive contribution to our earnings and also required a substantial investment in working capital. The Outdoor Recreational Equipment Operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended September 3, 2005 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $1.5 million and $2.7 million for the three months ended September 3, 2005 and August 28, 2004, respectively. As of September 3, 2005, we have approximately $7.5 million of assets that have been written down which consist of inventory of approximately $2.2 million, accounts receivable of approximately $4.2 million and fixed assets of approximately $1.1 million. We are in the process of finding a buyer for the remaining assets. We expect to complete this discontinuation of our Outdoor Recreational Equipment Operations by the second quarter of fiscal 2006.

On January 10, 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P. ("Keys"). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility for the continued manufacturing by Keys. Keys paid approximately $4.0 million for the spa business. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the Spa Business products sold by Keys over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million in the fiscal year ended May 31, 2005. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at September 3, 2005

As a result of the foregoing factors, net loss was $24.8 million in the three months ended September 3, 2005, compared to a net loss in the three months ended August 28, 2004 of $20.8 million, an increase of 19.2% over the same period last year.

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

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2006, 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales
2006	$144.2	$-	$-	$-
2005	134.6	280.0	307.5	176.0
2004	167.9	313.1	312.2	199.0

Net income (loss)
2006	$(24.8)	$-	$-	$-
2005	(20.8)	(18.1)	(0.8)	(70.3)
2004	(1.7)	15.4	18.2	(8.5)

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

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on discontinuing operations incurred in the nine months ended September 3, 2005 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net loss	$(24.8)	$-	$-	$-
Add back:
Depreciation and amortization	8.1	-	-	-
Provision for income taxes	0.4	-	-	-
Interest expense	6.7	-	-	-
Amortization of deferred financing fees	0.4	-	-	-
Discontinued operations	2.5	-	-	-

EBITDA	$(6.7)	$-	$-	$-

Fiscal Year 2005
Net loss	$(20.8)	$(18.1)	$(0.8)	$(70.3)
Add back:
Depreciation and amortization	5.6	5.8	6.4	7.6
Provision for (benefit of) income taxes	(9.9)	(14.4)	(1.8)	19.1
Interest expense	6.0	7.1	8.0	6.7
Amortization of deferred financing fees	0.3	0.3	0.2	0.3
Discontinued operations	4.3	32.3	5.3	9.2

EBITDA	$(14.5)	$13.0	$17.3	$(27.4)

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.3	5.4	6.1	3.9
Provision for income taxes	0.5	9.1	5.2	1.1
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)

EBITDA	$9.4	$41.0	$38.1	$2.5

The following is a reconciliation of cash flows from operating activities to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net cash (used in)
operating activities	$(19.1)	$-	$-	$-
Net change in operating assets
and liabilities	(0.2)	-	-	-
Interest Expense	6.7	-	-	-
Discontinued operations	2.5	-	-	-
Income tax provision-current	3.4	-	-	-

EBITDA	$(6.7)	$-	$-	$-

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(47.8)	$(81.7)	$47.2	$69.8
Net change in operating assets
and liabilities	44.1	76.3	(46.1)	(134.9)
Interest Expense	6.0	7.1	8.0	6.7
Discontinued operations	4.3	32.3	5.3	9.2
Income tax (benefit) provision-current	(21.1)	(21.0)	2.9	21.8

EBITDA	$(14.5)	$13.0	$17.3	$(27.4)

Fiscal Year 2004
Net cash provided by (used in)
operating activities	$(48.3)	$(22.7)	$31.4	$50.2
Net change in operating assets
and liabilities	52.3	41.5	(5.9)	(50.1)
Interest Expense	6.0	6.4	6.4	6.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)
Income tax provision (benefit)-current	0.1	11.4	4.3	(3.3)

EBITDA	$9.4	$41.0	$38.1	$2.5

(1)	Our first quarter ended September 3, August 28 and August 30 for fiscal years 2006, 2005 and 2004, respectively.

(2)	Our second quarter ended November 27 and November 29 for fiscal years 2005 and 2004, respectively.

(3)	Our third quarter ended February 26 and February 28 for fiscal years 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $19.1 million in the first quarter of fiscal 2006, as compared to $47.8 million of cash used by operating activities in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, major sources of funds were non-cash provisions of $8.1 million for depreciation and amortization; a decrease in income taxes receivable of $23.4 million, a decrease of accounts receivable of $7.4 million and other assets of $4.5 million. Accounts receivable decreased as a result of lower sales in the first quarter of fiscal 2006 versus the fourth quarter of fiscal 2005 and partially due to decreased direct response receivables which are financed over a longer period of time. These changes were offset by a net loss of $24.8 million, and an increase in inventory of $17.9 million. The increase in inventory can be attributed to the seasonal build-up that will carry us through the forthcoming busy season. In the first quarter of fiscal 2005, major sources of funds were non-cash provisions of $5.8 million for depreciation and amortization, accounts receivable of $35.2 million, and an increase in accounts payable and accrued expenses of $8.9 million. These changes were offset by increases in inventories of $58.6 million. These increases can be attributed to build up of inventory for the upcoming busy season.

Net cash used in investing activities was $3.8 million in the first quarter of fiscal 2006, compared to $9.1 million of cash used in investing activities in the first quarter of fiscal 2005. Investing activities in the first quarter of fiscal 2006 consisted primarily of capital expenditures of $3.5 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, and purchases of intangible assets of $.3 million. Cash used in investing activities in the first quarter of fiscal 2005 consisted primarily of capital expenditures of $4.7 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment, purchases of intangible assets of $.4 million and purchases to build and equip the new manufacturing facility in China of $4.0 million.

Net cash provided by financing activities was $10.5 million in the first quarter of fiscal 2006, compared to $55.5 million of cash provided by financing activities in the first quarter of fiscal 2005. Cash provided by financing activities in the first quarter of fiscal 2006 resulted from borrowings less payments on the revolving Credit Facility. Cash provided by financing activities in the first quarter of fiscal 2005 resulted from borrowings less payments on the revolving Credit Facility, payments on term notes and payments on other long-term debt.

The following noncash investing and financing transaction occurred during three months ended September 3, 2005: On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of our Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million and we recognized a gain of $0.8 on the sale of our interest. On July 30, 2005, China had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. Pursuant to the Agreement, we had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We did not enter into an option purchase agreement or a supply agreement within the 45 day period. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our manufacturing needs.

On October 11, 2004, we amended our credit agreement (the “Amended Credit Agreement” or “Credit Facility”). The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) was converted to and became a part of the revolver balance. At our option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If we meet certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Credit Facility. The Credit Facility also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

We do not believe that any of these MAE's have occurred or in the ordinary course of business can reasonably be expected to occur based upon our history and our relationship with the Credit Facility lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At September 3, 2005, we had $20.9 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

On April 7, 2005 we obtained an amendment to the Amended Credit Agreement that, removes the cap on borrowings by our Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers, and provides consent for the anticipated sale of the majority of Jumpking’s remaining assets. We have also obtained written waivers from the agent and Credit Facility lenders to correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures and consent to change the name of our wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

As of September 3, 2005, the balance outstanding under our existing Credit Agreements was $133.2 million. As of September 3, 2005, our consolidated indebtedness was approximately $286.5 million, of which approximately $133.2 million was senior indebtedness.

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows during the first quarter of fiscal 2006. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at September 3, 2005 are adequate to fund our operations through the first quarter of fiscal 2007. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through the first quarter of fiscal 2007.

However, demand for our products and timing of cost reductions are difficult to project. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on our business, and we would be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations.

CRITICAL ACCOUNTING POLICIES

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of September 3, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005, or our first quarter of fiscal 2007. We are evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. We have not determined the impact of this pronouncement at this time.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and we have adopted them. We do not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on our financial statements.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. We have not determined the impact that the adoption of FIN 47 will have on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2007 and the results of its adoption are still being assessed.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a significant impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a significant impact on our results of operations or financial position.

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

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

1.	competitive pricing pressure, and

2.	the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge.

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

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured items from third-party suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our manufacturing capabilities or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to supply products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Additionally, we are dependent on maintaining good relations with these third-party suppliers. The abrupt loss of any of our third-party suppliers, or a decline in the quality or quantity of materials supplied by any of our third-party suppliers could cause significant disruption in our business.

We are functioning under new operating management.

On July 1, 2004, we announced the appointment of David Watterson as Chairman and Chief Executive Officer, replacing the then-current Chairman and Chief Executive Officer, Scott Watterson. Until that time, David Watterson was the President of North America Operations. Additionally, Matthew Allen moved to the position of President and Chief Merchandising Officer; Joseph Brough became the Chief Operating Officer, replacing Gary Stevenson; and Jace Jergensen became the Senior Vice President. There can be no assurance that the transition to this new management, or the new structure itself, will be successful.

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

Reliance on Major Customers.

Our three largest customers together accounted for approximately 51.7% and 48.9% of our revenues in fiscal years 2005 and the first three months of fiscal 2006, respectively. Our largest customer, Sears, Roebuck and Co., accounted for 40.4% and 38.7% of our revenues in fiscal years 2005 and the first three months of fiscal 2006, respectively. The level of our sales to these customers depends in large part on consumers' continuing commitment to home fitness equipment products and on the success of the customers' efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, we do not have long-term purchase agreements or other commitments as to levels of future sales. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from any of our major customers would have a material adverse effect on our business. In addition, we offer our products directly to consumers through Nordictrack stores, kiosks and direct response channels. Our direct sales to consumers, particularly through kiosks and stores in malls where our existing customers have retail sales outlets, could affect our sales and our relationships with existing customers.

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

Although all of our products sold are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or other defects, our business, financial condition and results of operations could be adversely affected

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. This type of litigation can be expensive regardless of whether we win or lose.

We are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could consume significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

For a variety of reasons, we have entered into license agreements that give third parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

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

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes; could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can harm our financial performance.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for these materials increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

We spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $15.0 million in capital expenditures in fiscal 2006, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

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

We use long-term and medium-term debt as a source of capital. At September 3, 2005, we had approximately $153.2 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At September 3, 2005, we had approximately $133.2 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of September 3, 2005, the Company had foreign currency contracts in the form of forward exchange contracts in the amounts of approximately $917,804 in U.S. dollars. The unrealized loss associated with these contracts were a $4,972 loss on US dollars. These unrealized losses are included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow for the period ended September 3, 2005. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 3, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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
Date: October 18, 2005

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: October 18, 2005

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 18, 2005	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 18, 2005	/s/ S. Fred Beck

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