Form 10-Q
period 2005-12-03
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD; ICON IP INC
filed 2006-01-17
CIK 785312, 1174469, 1174470, 934798, 1101200, 1101201, 1101202, 1182076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended December 3, 2005

OR

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

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

Common Stock, 1000 shares outstanding as of December 3, 2005.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

December 3, 2005	May 31, 2005	November 27, 2004

ASSETS	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash	$3,801	$5,397	$5,980
Accounts receivable, net	213,934	123,457	250,766
Inventories, net:
Raw materials	50,392	61,408	70,043
Finished goods	134,217	97,174	125,576

Total inventories, net	184,609	158,582	195,619
Deferred income taxes	1,133	177	16,933
Income taxes receivable	2,249	25,610	15,305
Other current assets	8,628	10,652	14,756
Current assets of discontinued operations	71	9,542	45,522

Total current assets	414,425	333,417	544,881

Property and equipment	118,550	140,603	123,064
Less accumulated depreciation	(72,141)	(63,274)	(55,678)

Property and equipment, net	46,409	77,329	67,386
Goodwill	6,156	5,719	5,074
Intangible assets, net	19,692	25,976	30,913
Deferred income taxes	89	83	9,665
Other assets, net	22,154	18,191	23,823

$508,925	$460,715	$681,742

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$205,157	$134,240	$247,943
Accounts payable	147,251	143,444	167,637
Accrued expenses	36,020	30,452	30,405
Income taxes payable	-	21	(172)
Interest payable	8,230	7,576	7,546
Current liabilities of discontinued operations	4,707	8,473	19,236

Total current liabilities	401,365	324,206	472,595

Long-term debt	153,351	153,263	153,179
Other liabilities	18,584	17,370	15,687

	573,300	494,839	641,461

Minority interest	-	5,137	5,591

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(274,557)	(243,850)	(172,695)
Accumulated other comprehensive income	8,227	2,634	5,430

Total stockholder's equity (deficit)	(64,375)	(39,261)	34,690

$508,925	$460,715	$681,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
December 3, 2005	November 27, 2004

Net sales	$265,391	$283,410
Cost of sales	197,499	211,570

Gross profit	67,892	71,840

Operating expenses:
Selling	29,155	37,962
Research and development	2,795	3,142
General and administrative	24,012	23,568

Total operating expenses	55,962	64,672

Income from operations	11,930	7,168

Interest expense	7,400	7,056
Amortization of deferred financing fees	331	277
Loss on extinguishment of debt	1,679	-

Income (loss) before income taxes	2,520	(165)
Provision (benefit) for income taxes	724	(2,147)

Income from continuing operations	1,796	1,982

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $0 in the second quarter of fiscal 2006 and $12,279
in the second quarter of fiscal 2005.	(7,681)	(20,033)

Net loss	(5,885)	(18,051)

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $825 in the second quarter of fiscal 2006
and $2,474 in the second quarter of fiscal 2005	1,345	4,037

Comprehensive loss	$(4,540)	$(14,014)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Six Months Ended
December 3, 2005	November 27, 2004

Net sales	$409,621	$417,994
Cost of sales	302,532	312,388

Gross profit	107,089	105,606

Operating expenses:
Selling	56,323	66,984
Research and development	5,671	6,171
General and administrative	48,017	45,375

Total operating expenses	110,011	118,530

Loss from operations	(2,922)	(12,924)

Interest expense	14,083	13,094
Amortization of deferred financing fees	763	554
Loss on extinguishment of debt	1,679	-

Loss before income taxes	(19,447)	(26,572)
Provision (benefit) for income taxes	1,080	(10,437)

Loss from continuing operations	(20,527)	(16,135)

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $0 in the second quarter of fiscal 2006 and $13,912
in the second quarter of fiscal 2005.	(10,180)	(22,698)

Net loss	(30,707)	(38,833)

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $3,428 in the second quarter of fiscal 2006
and $3,792 in the second quarter of fiscal 2005	5,593	6,187

Comprehensive loss	$(25,114)	$(32,646)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Six Months Ended
December 3, 2005	November 27, 2004

OPERATING ACTIVITIES:
Net loss	$(30,707)	$(38,833)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefit for deferred taxes	(4,390)	(17,846)
Amortization of deferred financing fees	763	554
(Gain) loss on disposal of fixed assets	(38)	72
Amortization of debt discount	89	14
Loss on extinguishment of debt	1,679	-
Depreciation and amortization	15,410	11,399
Disposal of China	847	-
Changes in operating assets and liabilities:
Accounts receivable, net	(90,477)	(76,450)
Inventories, net	(26,098)	(23,714)
Other assets, net	2,322	984
Accounts payable and accrued expenses	19,992	31,285
Income taxes receivable	23,327	(15,305)
Interest payable	654	2
Other liabilities	564	46

Net cash used in operating activities	(86,063)	(127,792)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,448)	(11,639)
Purchase of property and equipment-China	-	(6,428)
Purchase of intangible assets	(596)	(1,557)

Net cash used in investing activities	(6,044)	(19,624)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities, net	42,387	125,810
Payments on term note	-	(13,750)
Proceeds from junior term loan	40,000	-
Minority interest	-	2,091
Payment of debt fees	(7,015)	(824)

Net cash provided by financing activities	75,372	113,327

DISCONTINUED OPERATIONS:
Changes from discontinued operations	6,118	24,968

Effect of exchange rates on cash	9,021	9,979

Net increase (decrease) in cash	(1,596)	858
Cash, beginning of period	5,397	5,122

Cash, end of the period	$3,801	$5,980

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

In the opinion of management, the accompanying unaudited condensed consilidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of the Company's business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal second and third quarters, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2005.

During the first quarter of fiscal 2006, we reclassified changes in our consolidated statements of cash flows from operating activities to changes in discontinued activities. Prior-year amounts were reclassified to conform to the current-year presentation. These reclassifications had no effect on previously reported operating income or net earnings.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of December 3, 2005, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation-Transition Disclosure-an amendment of FASB No. 123."

The Company has adopted the disclosure-only provisions of SFAS 123. In accordance with those provisions, the Company applies APB 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost if the exercise price is not less than market price at the date of grant. No compensation expense was recognized during the quarters ended December 3, 2005 or November 27, 2004.

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

Six Months Ended
December 3, 2005	November 27, 2004

Beginning balance	$3,627	$2,634
Additions:
Charged to costs and expenses	28	54
Deductions:
Reduction in reserve	-	-

Ending balance	$3,655	$2,688

Noncash Transactions

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the six months ended December 3, 2005: On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of its Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and the Company recognized a gain of $0.8 on the sale of its interest. Pursuant to the Agreement, the Company had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. The Company did not enter into an option purchase agreement or a supply agreement within the 45 day period. The Company believes that it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet its current and future manufacturing needs.

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

On November 18, 2005, Cybergym Research, LLC (“Cybergym”) filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that the Company’s iFit technology infringes on patents held by Cybergym, and seeks preliminary and permanent injunctive relief and damages in unspecified amounts. As of the date of this filing, the Company has not received service of process. If served, the Company would vigorously contest such action.

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5, with $15.5 million funded in the form of equity contributed by the two shareholders, and in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. The Company's equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of the Company. The Company recorded purchases from this vendor of approximately $20.4 million and $42.8 million during the second quarter of fiscal 2006 and 2005, respectively.

On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire the Company's 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and the Company recognized a gain of $0.8 on the sale of its interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. Pursuant to the Agreement, the Company had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. The Company did not enter into an option purchase agreement or a supply agreement within that 45 day period. The Company believes that it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet its current and future manufacturing needs. As a result of the Company's controlling interest in the Foreign Subsidiary for the period ended May 31, 2005, the Company's investment interest has been reported on a consolidated basis for the fiscal year ended May 31, 2005.

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations, financial position or liquidity.

The Company is party to a variety of product liability lawsuits, arising in the ordinary course of its business, as a result of injuries sustained by customers while using a variety of its products. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, financial position or liquidity.

On August 30, 2002, the Company filed suit against the Nautilus Group, Inc. (“Nautilus”) in the United States District Court in Utah claiming false advertising and trademark infringement. On November 15, 2005, a jury sided for the Company on both claims and awarded the Company $7.8 million. The court is currently reviewing the verdict along with any briefs submitted by the parties and is expected to make a ruling sometime in January 2006.

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that it infringed Nautilus’ Bowflex patents and trademarks. In May of 2005, the Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the Court’s decision. Nautilus’s trademark infringement claim remains. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

The Company is also involved in several intellectual property and patent infringement claims arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, financial position or liquidity.

As of December 3, 2005, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position or liquidity.

NOTE D - THE NEW CREDIT AGREEMENT

On October 31, 2005, the Company replaced its existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time and a junior term loan (the "Junior Term Loan") of $40 million. At the Company's option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on the Company's level of excess availablity or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on the Company's level of excess availablity. If the Company meets certain EBITDA thresholds, the margins are calculated at lower rates. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's prime rate plus 6%. As a result o f the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as loss on extinguishment of debt.

Outstanding borrowings under the New Credit Agreement are based on a percentage of eligible accounts receivable, inventory and property, plant and equipment. All loans under the New Credit Agreement are collateralized by a first priority security interest in all existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

The New Credit Agreement and Junior Term Loan contain a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a fixed charge coverage ratio. At December 3, 2005, the Company was in compliance with all of its debt covenants.

All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the New Credit Agreement. If the Company were to default under the New Credit Agreement, the lenders would foreclose on the pledge and take control of the Company.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a material adverse effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for, the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has classified the outstanding borrowings under the New Credit Agreement as a short-term liability.

NOTE E - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The Outdoor Recreational Equipment Operations have been classified as a discontinued operation, and its expenses are not included in the results of continuing operations. The results of operations for the three months and the six months ended December 3, 2005 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $7.7 million and $20.0 million for the three months ended December 3, 2005 and November 27, 2004, respectively. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $10.2 million and $22.7 million for the six months ended December 3, 2005 and November 27, 2004, respectively.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company's JumpKing subsidiary to an unrelated third party (the “Buyer”) . The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to the Buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for the continued manufacturing by the Buyer. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to the Company calculated as 1.5% of the gross selling price for the spa business products sold by the Buyer over the three-year licensing period.

In conjunction with the discontinuance of the Outdoor Recreational Equipment Operations, the Company performed an evaluation of its long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million in the fiscal year ended May 31, 2005 and $1.0 million in the second quarter ending December 3, 2005. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at December 3, 2005.

The following is a summary of the Company's discontinued operations for the three and six months ended December 3, 2005 and November 27, 2004 (in thousands):

Three Months Ended
December 3, 2005	November 27, 2004

Gross profit	$(5,955)	$2,198
Selling expenses	(276)	(6,035)
Research and development	-	(198)
General and administrative	(482)	(2,343)
Impairment loss	(968)	(25,934)
Income tax benefit	-	12,279

Loss from discontinued operations	$(7,881)	$(20,033)

Six Months Ended
December 3, 2005	November 27, 2004

Gross profit	$(7,676)	$6,397
Selling expenses	(490)	(12,581)
Research and development	-	(439)
General and administrative	(1,046)	(4,053)
Impairment loss	(968)	(25,934)
Income tax benefit	-	13,912

Loss from discontinued operations	$(10,180)	$(22,698)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

December 3, 2005	November 27, 2004

ASSETS
Current assets:
Trade accounts receivable	$71	$25,977
Assets held for sale:
Inventory	-	18,246
Property plant and equipment	-	1,299

Total assets of discontinued
operations	$71	$45,522

LIABILITIES
Current liabilities:
Trade accounts payable	$-	$9,576
Accrued liabilities	4,707	9,660
Reserves	-	-

Total liabilities of discontinued
operations	$4,707	$19,236

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

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of December 3, 2005 (unaudited), May 31, 2005 and November 27, 2004 (unaudited), condensed consolidating statements of operations for the three months ended December 3, 2005 (unaudited) and the three months ended November 27, 2004 (unaudited), condensed consolidating statements of operations for the six months ended December 3, 2005 (unaudited) and the six months ended November 27, 2004 (unaudited), and condensed consolidating statements of cash flows for the six months ended December 3, 2005 (unaudited) and the six months ended November 27, 2004 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet December 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$(1,199)	$3,057	$1,943	$-	$3,801
Accounts receivable, net	188,553	41,477	16,849	(32,945)	213,934
Inventories, net	128,151	44,551	13,219	(1,312)	184,609
Deferred income taxes	572	-	561	-	1,133
Income tax receivable	2,249	-	-	-	2,249
Other current assets	3,484	2,917	2,227	-	8,628
Current assets of discontinued operations	-	71	-	-	71

Total current assets	321,810	92,073	34,799	(34,257)	414,425

Property and equipment, net	38,715	6,661	1,033	-	46,409
Receivable from affiliates	122,487	52,674	-	(175,161)	-
Goodwill and intangible assets, net	18,736	6,236	876	-	25,848
Deferred income taxes	(1,771)	1,860	-	-	89
Investment in subsidiaries	44,909	-	-	(44,909)	-
Other assets, net	21,500	325	329	-	22,154

Total assets	$566,386	$159,829	$37,037	$(254,327)	$508,925

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$205,157	$-	$-	$-	$205,157
Accounts payable	111,017	28,139	41,849	(33,754)	147,251
Accrued expenses	20,415	11,981	3,624	-	36,020
Accrued income taxes	19,393	(18,821)	(572)	-	-
Interest payable	8,230	-	-	-	8,230
Current liabilities of discontinued operations	-	4,707	-	-	4,707

Total current liabilities	364,212	26,006	44,901	(33,754)	401,365

Long-term debt	153,351	-	-	-	153,351
Other liabilities	8,345	10,086	153	-	18,584
Payable to affiliates	48,112	101,285	24,955	(174,352)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	206,324	37,259	5,481	(44,909)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(212,240)	(23,234)	(37,771)	(1,312)	(274,557)
Accumulated other comprehensive
income (loss)	482	8,427	(682)	-	8,227

Total stockholder's equity (deficit)	(7,634)	22,452	(32,972)	(46,221)	(64,375)

Total liabilities & stockholder's
equity	$566,386	$159,829	$37,037	$(254,327)	$508,925

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$793	$2,348	$2,256	$-	$5,397
Accounts receivable, net	105,071	30,369	14,662	(26,645)	123,457
Inventories, net	115,574	32,404	11,547	(943)	158,582
Deferred income taxes	-	-	177	-	177
Income tax receivable	25,610	-	-	-	25,610
Other current assets	1,598	5,251	3,803	-	10,652
Current assets of discontinued
operations	3,818	5,724	-	-	9,542

Total current assets	252,464	76,096	32,445	(27,588)	333,417

Property & equipment, net	41,127	34,993	1,209	-	77,329
Receivable from affiliates	134,552	71,199	-	(205,751)	-
Goodwill and intangible assets, net	24,441	6,280	974	-	31,695
Deferred income taxes	-	83	-	-	83
Investment in subsidiaries	157	-	-	(157)	-
Other assets, net	15,737	1,577	877	-	18,191

Total assets	$468,478	$190,228	$35,505	$(233,496)	$460,715

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$122,770	$11,470	$-	$-	$134,240
Accounts payable	119,674	14,398	36,017	(26,645)	143,444
Accrued liabilities	17,797	9,545	3,110	-	30,452
Accrued income taxes	15,517	(15,496)	-	-	21
Interest payable	7,576	-	-	-	7,576
Current liabilities of discontinued
operations	-	8,473	-	-	8,473

Total current liabilities	283,334	28,390	39,127	(26,645)	324,206

Long-term debt	153,262	1	-	-	153,263
Other long-term liabilities	7,695	9,675	-	-	17,370
Payable to affiliates	63,448	117,867	24,436	(205,751)	-

Minority interest	-	-	-	5,137	5,137

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(243,850)	(23,366)	(30,789)	54,155	(243,850)
Accumulated other comprehensive
income (loss)	2,634	4,902	(2,750)	(2,152)	2,634

Total stockholder's equity (deficit)	(39,261)	34,295	(28,058)	(6,237)	(39,261)

Total liabilities &
stockholder's equity	$468,478	$190,228	$35,505	$(233,496)	$460,715

Supplemental Condensed Consolidating Balance Sheet November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$2,175	$1,840	$1,965	$-	$5,980
Accounts receivable, net	204,156	58,555	20,940	(32,885)	250,766
Inventories, net	129,093	51,050	16,647	(1,171)	195,619
Deferred income taxes	16,515	-	418	-	16,933
Other current assets	20,111	5,069	4,881	-	30,061
Current assets of discontinued operations	5,395	40,127	-	-	45,522

Total current assets	377,445	156,641	44,851	(34,056)	544,881

Property and equipment, net	40,970	24,979	1,437	-	67,386
Receivable from affiliates	149,057	52,290	-	(201,347)	-
Intangible assets, net	28,654	6,115	1,218	-	35,987
Deferred income taxes	7,947	1,718	-	-	9,665
Investment in subsidiaries	49,909	-	-	(49,909)	-
Other assets, net	18,184	4,699	940	-	23,823

Total assets	$672,166	$246,442	$48,446	$(285,312)	$681,742

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$243,758	$4,185	$-	$-	$247,943
Accounts payable	122,434	33,165	44,923	(32,885)	167,637
Accrued expenses	17,342	8,140	4,923	-	30,405
Accrued income taxes	5,530	(5,510)	(192)	-	(172)
Interest payable	7,546	-	-	-	7,546
Current liabilities of discontinued operations	-	19,236	-	-	19,236

Total current liabilities	396,610	59,216	49,654	(32,885)	472,595

Long-term debt	153,174	5	-	-	153,179
Other liabilities	9,055	6,632	-	-	15,687
Payable to affiliates	39,844	138,065	23,439	(201,348)	-

Minority interest	-	-	-	5,591	5,591

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	206,324	47,850	5,481	(55,500)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(131,123)	(12,112)	(28,290)	(1,170)	(172,695)
Accumulated other comprehensive
income (loss)	482	6,786	(1,838)	-	5,430

Total stockholder's equity (deficit)	73,483	42,524	(24,647)	(56,670)	34,690

Total liabilities & stockholder's
equity	$672,166	$246,442	$48,446	$(285,312)	$681,742

Supplemental Condensed Consolidating Statement of Operations Three months ended December 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$193,208	$53,510	$18,673	$-	$265,391
Cost of sales	151,085	32,099	13,968	347	197,499

Gross profit	42,123	21,411	4,705	(347)	67,892
Total operating expenses	30,464	17,411	8,087	-	55,962

Gain (loss) from operations	11,659	4,000	(3,382)	(347)	11,930
Interest expense	6,871	(27)	556	-	7,400
Amortization of deferred
financing fees	331	-	-	-	331
Loss on extinguishment of debt	1,679	-	-	-	1,679
Equity in earnings
of subsidiaries	5,427	-	-	(5,427)	-

Income (loss) before income taxes	(2,649)	4,027	(3,938)	5,080	2,520
Provision (benefit) for income taxes	2,340	(1,595)	(21)	-	724

Income (loss) from continuing operations	(4,989)	5,622	(3,917)	5,080	1,796
Loss from discontinued
operations	(896)	(6,785)	-	-	(7,681)

Net loss	$(5,885)	$(1,163)	$(3,917)	$5,080	$(5,885)

Supplemental Condensed Consolidating Statement of Operations Three months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$202,161	$57,827	$23,422	$-	$283,410
Cost of sales	162,716	33,529	15,398	(73)	211,570

Gross profit	39,445	24,298	8,024	73	71,840
Total operating expenses	36,313	22,060	6,299	-	64,672

Income from operations	3,132	2.238	1,725	73	7,168
Interest expense	6,553	-	503	-	7,056
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	25,268	-	-	(25,268)	-

Income (loss) before income taxes	(28,966)	2,238	1,222	25,341	(165)
Provision (benefit) from income taxes	(12,024)	9,770	107	-	(2,147)

Income (loss) from continuing operations	(16,942)	(7,532)	1,115	25,341	1,982
Loss from discontinued
operations	(1,109)	(18,924)	-	-	(20,033)

Net income (loss)	$(18,051)	$(26,456)	$1,115	$25,341	$(18,051)

Supplemental Condensed Consolidating Statement of Operations Six months ended December 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$290,415	$91,115	$28,091	$-	$409,621
Cost of sales	227,001	54,344	20,819	368	302,532

Gross profit	63,414	36,771	7,272	(368)	107,089
Total operating expenses	62,408	34,434	13,169	-	110,011

Income (loss) from operations	1,006	2,337	(5,897)	(368)	(2,922)
Interest expense	13,024	(47)	1,106	-	14,083
Amortization of deferred
financing fees	763	-	-	-	763
Loss on extinguishment of debt	1,679	-	-	-	1,679
Equity in earnings
of subsidiaries	9,468	-	-	(9,468)	-

Income (loss) before income taxes	(23,928)	2,384	(7,003)	9,100	(19,447)
Provision (benefit) for income taxes	5,309	(4,208)	(21)	-	1,080

Income (loss) from continuing operations	(29,237)	6,592	(6,982)	9,100	(20,527)
Loss from discontinued
operations	(1,470)	(8,710)	-	-	(10,180)

Net loss	$(30,707)	$(2,118)	$(6,982)	$9,100	$(30,707)

Supplemental Condensed Consolidating Statement of Operations Six months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$287,122	$94,976	$35,896	$-	$417,994
Cost of sales	234,433	53,985	23,505	465	312,388

Gross profit	52,689	40,991	12,391	(465)	105,606
Total operating expenses	63,603	42,312	12,615	-	118,530

Loss from operations	(10,914)	(1,321)	(224)	(465)	(12,924)
Interest expense	12,094	-	1,000	-	13,094
Amortization of deferred
financing fees	554	-	-	-	554
Equity in earnings
of subsidiaries	34,202	-	-	(34,202)	-

Loss before income taxes	(57,764)	(1,321)	(1,224)	33,737	(26,572)
Provision (benefit) from income taxes	(20,125)	9,581	107	-	(10,437)

Loss from continuing operations	(37,639)	(10,902)	(1,331)	33,737	(16,135)
Loss from discontinued
operations	(1,194)	(21,504)	-	-	(22,698)

Net loss	$(38,833)	$(32,406)	$(1,331)	$33,737	$(38,833)

Supplemental Condensed Consolidating Statement of Cash Flows Six months ended December 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(72,911)	$(7,296)	$(2,812)	$(3,044)	$(86,063)

Investing Activities:
Net cash provided by (used in) investing activities	(5,246)	(895)	97	-	(6,044)

Financing Activities:
Borrowings on credit
agreements, net	42,387	-	-	-	42,387
Proceeds from term loan	40,000	-	-	-	40,000
Payment of fees debt	(7,015)	-	-	-	(7,015)
Other	(3,271)	3,003	520	(252)	-

Net cash provided by
financing activities	72,101	3,003	520	(252)	75,372

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	3,386	2,732	-	-	6,118

Effect of exchange rates on cash	678	3,165	1,882	3,296	9,021

Net increase (decrease) in cash	(1,992)	709	(313)	-	(1,596)
Cash, beginning of period	793	2,348	2,256	-	5,397

Cash, end of period	$(1,199)	$3,057	$1,943	$-	$3,801

Supplemental Condensed Consolidating Statement of Cash Flows Six months ended November 27, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(87,389)	$(39,003)	$(958)	$(442)	$(127,792)

Investing Activities:
Net cash used in investing activities	(10,135)	(8,974)	(515)	-	(19,624)

Financing Activities:
Borrowings on revolving credit
facility, net	121,629	4,181	-	-	125,810
Payments on term note	(13,750)	-	-	-	(13,750)
Minority interest	-	2,091	-	-	2,091
Payments for debt financing fees	(824)	-	-	-	(824)
Other	(11,169)	10,410	759		-

Net cash provided by
financing activities	95,886	16,682	759	113,327

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	(1,226)	25,752	-	442	24,968

Effect of exchange rates on cash	3,792	4,933	1,254	-	9,979

Net increase (decrease) in cash	928	(610)	540	-	858
Cash, beginning of period	1,247	2,450	1,425	-	5,122

Cash, end of period	$2,175	$1,840	$1,965	$-	$5,980

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 3,600 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

The following is a discussion of our financial condition and results of operations for the three and six months ended December 3, 2005 and November 27, 2004. The following discussion may be understood more fully by reference to the Financial Statements, Notes to the Condensed Financial Statements, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on September 2, 2005.

Forward-Looking Statements

Certain statements contained in this Form 10-Q and in future filings by us with the SEC may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Statements such as "will likely result", "management expects", or "Company expects", "will continue", "is anticipated", "estimated", "successful", "expansion" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Act. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including but not limited to: the timely development and acceptance of new products, sources of supply and concentration of customers, acceptance in the marketplace, establishment and expansion of our distribution channels, endorsement of opinion leaders in the law enforcement community, implementation risks of manufacturing automation, risks associated with rapid technology change, impact of media publicity, dependence upon sole or limited source suppliers, existing or potential lawsuits, risks of governmental regulations, dependence upon key employees and other factors detailed in our filings with the SEC.

Three Months Ended December 3, 2005 Compared to Three Months Ended November 27, 2004

Net sales for the three months ended December 3, 2005 decreased $18.0 million, or 6.4%, to $265.4 million from $283.4 million in the corresponding three-month period ended November 27, 2004. Sales of our cardiovascular and other equipment in the three months ended December 3, 2005 decreased $5.1 million, or 2.1%, to $233.1 million. Sales of our strength training equipment in the three months ended December 3, 2005 decreased $12.9 million, or a negative 28.5%, to $32.3 million. The decrease in product sales was primarily due to lower customer demand for certain products and the availability of product mix.

Gross profit in the three months ended December 3, 2005 was $67.9 million, or 25.6% of net sales, compared to $71.8 million, or 25.3% of net sales, in the three months ended November 27, 2004. This slight increase in the gross profit percentage was primarily due to the timely release of products, manufacturing efficiencies and reductions in air freight.

Selling expenses decreased $8.8 million, or 23.2%, to $29.2 million in the three months ended December 3, 2005. This decrease reflected reduced advertising, salaries and wages and bad debt expense of approximately $13.2 million offset by increases in freight, warranty and other costs of approximately $4.4 million. Expressed as a percentage of net sales, selling expenses were 11.0% in the three months ended December 3, 2005 compared to 13.4% in the three months ended November 27, 2004.

Research and development expenses in the three months ended December 3, 2005 were $2.8 million, compared to $3.1 million in the three months ended November 27, 2004. Expressed as a percentage of net sales, research and development expenses were 1.1% in three months ended December 3, 2005 and 1.1% in the three months ended November 27, 2004.

General and administrative expenses increased $0.4 million, or 1.7%, to $24.0 million in the three months ended December 3, 2005. This increase for the period can be attributed to increases in depreciation and amortization and currency transaction losses of approximately $3.3 million offset by reductions in salaries and wages and legal fees due to cost constraint measures implemented by us of approximately $2.9 million. Expressed as a percentage of net sales, general and administrative expenses were 9.0% in the three months ended December 3, 2005 and 8.3% in the three months ended November 27, 2004.

As a result of the foregoing factors, income from operations was $11.9 million in the three months ended December 3, 2005 compared to income from operations of $7.2 million in the three months ended November 27, 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased by $6.4 million to $19.2 million in the three months ended December 3, 2005 compared to EBITDA of $12.8 million in the three months ended November 27, 2004.

Interest expense, including amortization of deferred financing fees and the loss on extinguishment of debt, increased $2.1 million, or 28.8%, to $9.4 million in the three months ended December 3, 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, was 3.5% in the three months ended December 3, 2005 and 2.6% in the three months ended November 27, 2004.

The provision for income taxes was $0.7 million in the three months ended December 3, 2005, compared to a benefit for income taxes of $2.1 million in the three months ended November 27, 2004. The higher effective tax rate in the second quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of December 3, 2005 we have a valuation allowance of approximately $40.0 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not a part of our core business operations or our strategic focus. In addition, it was not making a positive contribution to our earnings and also required a substantial investment in working capital. The Outdoor Recreational Equipment Operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the three months ended December 3, 2005 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $7.7 million and $20.0 million for the three months ended December 3, 2005 and November 27, 2004, respectively.

On January 10, 2005, we sold our spa business comprising a portion of the our JumpKing subsidiary to an unrelated third party (the “Buyer”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to the Buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for continued manufacturing. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to us calculated as 1.5% of the gross selling price for the Spa Business products sold by the Buyer over the three year licensing period.

In conjunction with the discontinuance of the Outdoor Recreational Equipment Operations, we performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million for the fiscal year ended May 31, 2005 and $1.0 million the second quarter ended December 3, 2005. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at December 3, 2005.

As a result of the foregoing factors, net loss was $5.9 million in the three months ended December 3, 2005, compared to a net loss in the three months ended November 27, 2004 of $18.1 million, a decrease of 67.4% over the same period last year.

Six Months Ended December 3, 2005 Compared to Six Months Ended November 27, 2004

Net sales for the six months ended December 3, 2005 decreased $8.4 million, or 2.0%, to $409.6 million from $418.0 million in the corresponding six-month period ended November 27, 2004. Sales of our cardiovascular and other equipment in the six months ended December 3, 2005 increased $6.4 million, or 1.9%, to $352.3 million. Sales of our strength training equipment in the six months ended December 3, 2005 decreased $14.7 million, or a negative 20.4%, to $57.3 million. The decrease in product sales was primarily due to lower customer demand for certain products and the availability of product mix.

Gross profit in the six months ended December 3, 2005 was $107.1 million, or 26.1% of net sales, compared to $105.6 million, or 25.3% of net sales, in the six months ended November 27, 2004. This increase in gross profit margin was primarily due to the timely release of products, manufacturing efficiencies and reductions in air freight.

Selling expenses decreased $10.7 million, or 16.0%, to $56.3 million in the six months ended December 3, 2005. This decrease reflected reduced advertising, salaries and wages and bad debt expense of approximately $18.7 million offset by increases in freight, warranty and other costs of approximately $8.0 million. Expressed as a percentage of net sales, selling expenses were 13.7% in the six months ended December 3, 2005 compared to 16.0% in the six months ended November 27, 2004.

Research and development expenses in the six months ended December 3, 2005 were $5.7 million, compared to $6.2 million in the six months ended November 27, 2004. Expressed as a percentage of net sales, research and development expenses were 1.4% in six months ended December 3, 2005 and 1.5% in the six months ended November 27, 2004.

General and administrative expenses increased $2.6 million, or 5.7%, to $48.0 million in the six months ended December 3, 2005. This increase for the period can be attributed to increases in depreciation and amortization and currency transaction losses of approximately $5.6 million offset by reductions in legal fees, rent and lease and other expenses due to cost constraint measures implemented by us of approximately $3.0 million. Expressed as a percentage of net sales, general and administrative expenses were 11.7% in the six months ended December 3, 2005 and 10.9% in the six months ended November 27, 2004.

As a result of the foregoing factors, the loss from operations was $2.9 million in the six months ended December 3, 2005 compared to loss from operations of $12.9 million in the six months ended November 27, 2004.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $14.0 million to $12.5 million in the six months ended December 3, 2005 compared to EBITDA of negative $1.5 million in the six months ended November 27, 2004.

Interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, increased $2.9 million, or 21.3%, to $16.5 million in the six months ended December 3, 2005. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, was 4.0% in the six months ended December 3, 2005 and 3.3% in the six months ended November 27, 2004.

The provision for income taxes was $1.1 million in the six months ended December 3, 2005, compared to a benefit for income taxes of $10.4 million in the six months ended November 27, 2004. The higher effective tax rate in the second quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of December 3, 2005 we have a valuation allowance of approximately $40.0 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not a part of our core business operations or our strategic focus. In addition, it was not making a positive contribution to our earnings and also required a substantial investment in working capital. The Outdoor Recreational Equipment Operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations for the six months ended December 3, 2005 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $10.2 million and $22.7 million for the six months ended December 3, 2005 and November 27, 2004, respectively.

On January 10, 2005, we sold our spa business comprising a portion of the our JumpKing subsidiary to an unrelated third party (the “Buyer”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to the buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for continued manufacturing by the Buyer. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to us calculated as 1.5% of the gross selling price for the Spa Business products sold by the Buyer over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million for the fiscal year ended May 31, 2005 and $1.0 million the second quarter ended December 3, 2005. Certain other manufacturing fixed assets met the “held for sale” and “discontinued operations” criteria as required by SFAS 144, at December 3, 2005

As a result of the foregoing factors, net loss was $30.7 million in the six months ended December 3, 2005, compared to a net loss in the six months ended November 27, 2004 of $38.8 million, a decrease of 20.9% over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $86.0 million in the six-month period ended December 3, 2005, as compared to $127.8 million of cash used by operating activities in the six-month period ended November 27, 2004. In the six-month period ended December 3, 2005, major sources of funds were non-cash provisions of $15.4 million for depreciation and amortization; a decrease in income taxes receivable of $23.4 million and an increase in accounts payable and accrued expenses $20.0 million. The increase in accounts payable and accrued expenses can be attributed to the costs to build inventory as we enter our peak selling periods. These changes were offset by a net loss of $30.7 million, and an increase in accounts receivable of $90.5 million and inventory of $26.1 million. The increase in accounts receivable can be attributed to increase in sales. The increase in inventory can be attributed to the seasonal build-up that will carry us through our busy season. In the six-month period ended November 27, 2004, major sources of funds were non-cash provisions of $11.4 million for depreciation and amortization, and a decrease in accounts payable and accrued expenses of $31.3 million. These changes were offset by a net loss of $38.8 million, and an increase in accounts receivable of $76.5 million and inventories of $23.7 million. These increases can be attributed to increased sales and the build up of inventory for the upcoming busy season.

Net cash used in investing activities was $6.0 million in the six-month period ended December 3, 2005, compared to $19.6 million of cash used in investing activities in the six-month period ended November 27, 2004. Investing activities in the six-month period ended December 3, 2005 consisted primarily of capital expenditures of $5.4 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, and purchases of intangible assets of $0.6 million. Cash used in investing activities in the six-month period ended November 27, 2004 consisted primarily of capital expenditures of $11.6 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment, purchases of intangible assets of $1.6 million and purchases related to the manufacturing facility in China of $6.4 million.

Net cash provided by financing activities was $75.4 million in the six-month period ended December 3, 2005, compared to $113.3 million of cash provided by financing activities in the six-month period ended November 27, 2004. Cash provided by financing activities in the six-month period ended December 3, 2005 resulted from borrowings less payments on our revolving credit agreements. Cash provided by financing activities in the six-month period ended November 27, 2004 resulted from borrowings less payments on the revolving Credit Facility, payments on term notes and payments on other long-term debt.

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the six months ended December 3, 2005: On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of our Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million and we recognized a gain of $0.8 on the sale of our interest. Pursuant to the Agreement, we had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We did not enter into an option purchase agreement or a supply agreement within the 45 day period. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs.

On October 31, 2005, we replaced our existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time, and a junior term loan (the “Junior Term Loan”) of $40 million. At our option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on our level of excess availability or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on our level of excess availability. If we meet certain EBITDA thresholds, the margin is calculated at lower rates. The New Credit Agreement also includes a fixed charge coverage ratio. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's p rime rate plus 6%. As a result of the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as loss on extinguishment of debt.

Outstanding borrowings under the New Credit Agreement are based on a percentage of eligible accounts receivable, inventory and property, plant and equipment. All loans under the New Credit Agreement are collateralized by a first priority security interest in all existing and subsequently acquired assets and our domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the our first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

All of our outstanding common stock, owned by HF Holdings, has been pledged to the lenders under the New Credit Agreement. If we were to default under the Credit Facility, the lenders would foreclose on the pledge and take control of our Company.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for, our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, we have classified the outstanding borrowings under the Credit Facility as a short-term liability. We do not believe that any of these MAE's have occurred and we intend to manage the New Credit Agreement as long-term debt with a final maturity date in 2012.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our new credit agreement facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At December 3, 2005, we had $81.3 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

As of December 3, 2005, the balance outstanding under our existing Credit Agreements was $205.2 million. As of December 3, 2005, our consolidated indebtedness was approximately $358.5 million, of which approximately $205.2 million was senior indebtedness.

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows through the six-month period ended December 3, 2005. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at December 3, 2005 are adequate to fund our operations through the second quarter of fiscal 2007. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through the second quarter of fiscal 2007.

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

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through early spring. As a result, the first and fourth quarters of every fiscal year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2006, 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales
2006	$144.2	$265.4	$-	$-
2005	134.6	283.4	307.5	176.0
2004	167.9	313.1	312.2	199.0

Net income (loss)
2006	$(24.8)	$(5.9)	$-	$-
2005	(20.8)	(18.1)	(0.8)	(70.3)
2004	(1.7)	15.4	18.2	(8.5)

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

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on extinguishment of debt and the loss on discontined operations incurred in the six months ended December 3, 2005 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net loss	$(24.8)	$(5.9)	$-	$-
Add back:
Depreciation and amortization	8.1	7.3	-	-
Provision for income taxes	0.3	0.8	-	-
Interest expense	6.7	7.4	-	-
Loss on extinguishment of debt	-	1.7	-	-
Amortization of deferred financing fees	0.4	0.3	-	-
Discontinued operations	2.6	7.6	-	-

EBITDA	$(6.7)	$19.2	$-	$-

Fiscal Year 2005
Net loss	$(20.8)	$(18.1)	$(0.8)	$(70.3)
Add back:
Depreciation and amortization	5.8	5.6	6.4	7.6
Provision for (benefit of) income taxes	(9.9)	(14.4)	(1.8)	19.1
Interest expense	6.0	7.1	8.0	6.7
Amortization of deferred financing fees	0.3	0.3	0.2	0.3
Discontinued operations	4.3	32.3	5.3	9.2

EBITDA	$(14.3)	$12.8	$17.3	$(27.4)

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.3	5.4	6.1	3.9
Provision for income taxes	0.5	9.1	5.2	1.1
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)

EBITDA	$9.4	$41.0	$38.1	$2.5

The following is a reconciliation of cash flows from operating activities to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net cash (used in)
operating activities	$(19.1)	$(66.9)	$-	$-
Net change in operating assets
and liabilities	(0.2)	69.0	-	-
Interest expense	6.7	7.4	-	-
Discontinued operations	2.6	7.6	-	-
Income tax provision-current	3.3	2.1	-	-

EBITDA	$(6.7)	$19.2	$-	$-

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(47.8)	$(79.9)	$47.2	$69.8
Net change in operating assets
and liabilities	18.8	64.3	(46.1)	(134.9)
Interest expense	6.0	7.1	8.0	6.7
Discontinued operations	4.3	32.3	5.3	9.2
Income tax (benefit) provision-current	4.4	(11.0)	2.9	21.8

EBITDA	$(14.3)	$12.8	$17.3	$(27.4)

Fiscal Year 2004
Net cash provided by (used in)
operating activities	$(48.3)	$(22.7)	$31.4	$50.2
Net change in operating assets
and liabilities	52.3	41.5	(5.9)	(50.1)
Interest expense	6.0	6.4	6.4	6.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)
Income tax provision (benefit)-current	0.1	11.4	4.3	(3.3)

EBITDA	$9.4	$41.0	$38.1	$2.5

(1)	Our first quarter ended September 3, August 28 and August 30 for fiscal years 2006, 2005 and 2004, respectively.

(2)	Our second quarter ended December 3, November 27 and November 29 for fiscal years 2006, 2005 and 2004, respectively.

(3)	Our third quarter ended February 26 and February 28 for fiscal years 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (“SFAS No. 123R”) which replaces SFAS No. 123, supercedes Accounting Principles Board (“APB”) No. 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R no later than the first quarter of fiscal 2007. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period", which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005, or our first quarter of fiscal 2007. We are evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (“ETI”) tax incentive with a domestic manufacturing deduction. We have not determined the impact of this pronouncement at this time.

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

In March 2005, the FASB issued Financial Interpretation Number (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. We have not determined the impact that the adoption of FIN 47 will have on our consolidated financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of December 3, 2005, there have been no material changes to any of the critical accounting policies contained therein.

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

Reliance on major customers.

Our three largest customers together accounted for approximately 51.7% and 51.0% of our revenues in fiscal years 2005 and the first six months of fiscal 2006, respectively. Our largest customer, Sears, accounted for 40.4% and 39.2% of our revenues in fiscal years 2005 and the first six months of fiscal 2006, respectively. The level of our sales to these customers depends in large part on consumers' continuing commitment to home fitness equipment products and on the success of the customers' efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, we do not have long-term purchase agreements or other commitments as to levels of future sales. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from any of our major customers would have a material adverse effect on our business. In addition, we offer our products directly to consumers through Nordictrack stores, kiosks and direct response channels. Our direct sales to consumers, particularly through kiosks and stores in malls where our existing customers have retail sales outlets, could affect our sales and our relationships with existing customers.

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

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $15.0 million in capital expenditures in fiscal 2006, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational ca sh needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

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

We use long-term and medium-term debt as a source of capital. At December 3, 2005, we had approximately $153.4 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At December 3, 2005, we had approximately $165.2 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of December 3, 2005, we had no foreign currency contracts in the form of forward exchange contracts.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 3, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 1A.	Risk Factors

No material change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Executive Officer.

	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ICON HEALTH & FITNESS, INC.
(Registrant)

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: January 17, 2006

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: January 17, 2006

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 17, 2006	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 17, 2006	/s/ S. Fred Beck

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