Form 10-K
period 2006-05-31
ICON INTERNATIONAL HOLDINGS INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON HEALTH & FITNESS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD; ICON IP INC
filed 2006-08-30
CIK 785312, 1174469, 1174470, 934798, 1101200, 1101201, 1101202, 1182076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

ICON Health & Fitness, Inc., 1,000 shares.

1 of 44

ICON HEALTH & FITNESS, INC.

2 of 44

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of May 31, 2006, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. See “Forward Looking Statements” in Item 7 of this Form 10-K.

The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

ITEM 1.	DESCRIPTION OF BUSINESS.

INDUSTRY

The fitness equipment industry in the United States includes cardiovascular and other fitness equipment and strength training equipment. Cardiovascular and other fitness equipment includes treadmills, ellipticals, exercise bikes and other equipment. Strength training equipment includes multi-purpose home gyms, free weights, weight benches and squat cages. According to the National Sporting Goods Association 2006 annual report, total retail sales of home exercise equipment on an industry-wide basis were estimated to be $5.2 billion for calendar year 2005.

OUR COMPANY

We market and distribute a broad line of products in the fitness equipment market, which includes cardiovascular and other fitness equipment and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the world. In addition, we manufacture and distribute an innovative line of cardiovascular and strength training products for the institutional fitness equipment market.

We have proprietary rights to a number of trademarks important to our business, such as: ProForm®, NordicTrack®, HealthRider®, IMAGE®, Weslo®, FreeMotion®, EPIC™, EPIC Strength®, Workout Warehouse®, Soft Strider®, iFIT.com®, iFIT®, SpaceSaver®, The Max™ by Weider®, Cross Trainer™, Cross Walk™, Cardioglide®, Incline Trainer™, Trekker™, QuickSpeed™, QuickIncline™, OneTouch™, EKG Grip Pulse™, SoftDeck™, PowerIncline®, PowerRamp™, PROSHOX™,Reflex Deck™, CustomCushioning™, DuraSoft™, and WorkoutTV™, all of which are owned by us, and Weider®, Reebok® and Gold's Gym®, which are used by us under license agreements with the owners of such trademarks.

OUR BRANDS AND DISTRIBUTION CHANNELS

We market a complete line of products using multiple brands through several distribution channels to reach a wide range of consumers at various price points. This approach is enabled by our strong portfolio of brands which are placed strategically to align consumer demographics with respective brand attributes. We market our products through each distribution channel in which home fitness equipment products are sold, including: department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers, home improvement stores, electronic retailers and direct-to-consumer sales through catalogs, infomercials and the internet.

PRODUCTS

Cardiovascular and Other Fitness Equipment

Our cardiovascular and other fitness equipment covers a broad range of technological sophistication and a variety of price points for treadmills, ellipticals and exercise bikes.

3 of 44

Treadmills

We are one of the world's leading producers of motorized treadmills. We design, innovate, manufacture, market and distribute motorized and manual treadmills designed to promote cardiovascular fitness. Our treadmills include proprietary technologies in the electronics console systems, drive train systems and overall frame design. Certain features offered by our motorized treadmills that enhance the home user's experience include bio-feedback electronics such as heart rate control, pulse, certain programmable speeds and inclines, electronic feedback on speed, elapsed time, distance traveled, calories/fat calories and carbohydrates burned, and cross-training upper body exercise functions. The SpaceSaver® feature for treadmills (introduced in 1996), for which we hold six United States patents, enables treadmills with this feature to fold vertically for easy storage. We have equipped all treadmill price points above $599 with iFIT® technology, for which we hold four United States patents and have five patents pending. Consumers looking for the benefits of a personal trainer with their workout will enjoy our iFIT® technology. Using memory cards that plug directly into the console, iFIT® technology actually controls the speed and incline of a treadmill, and also adds the motivation of a virtual personal trainer’s voice, which is heard through speakers or through earphones. Additionally a series of 8-week workout protocols, which progress through the weeks, is contained on the memory card. iFIT® workouts are also available on CD or VHS formats and from the www.ifit.com website. Other popular features on our treadmill line of products include: cushioning technologies such as PROSHOX™ , Reflex Deck™ and soft belts for a quiet, shock-absorbent workout and the CrossWalk™ line of treadmills, which provides users with upper body exercise for a total body workout.

Ellipticals

Ellipticals offer a low-impact, high-intensity aerobic workout which harnesses the momentum of a natural striding motion and reduces the impact of typical running or walking. Our ellipticals typically provide an electronic display that provides heart rate control, programmed workouts and feedback on speed, time, distance and calories burned. All of our ellipticals provide for an upper body workout, and several of our ellipticals offer a motorized incline ramp for variety and challenge. Our iFIT® technology, which automatically adjusts resistance and pace on elliptical trainers, is included on many elliptical trainers priced at $399 and above. In addition, we have one United States patent pending and one foreign patent pending for our SpaceSaver® feature on ellipticals, introduced in 2005, which allows ellipticals to be folded for easy storage.

Exercise Bikes

We offer exercise bikes featuring a variety of resistance mechanisms including electromagnetic, self-generating, flywheel and air; electronic monitors which display elapsed time, speed, distance and calories burned and dual function design, which allows the user to exercise the upper body, lower body or both simultaneously. Certain units include heart rate control, motivational electronics and programmable resistance which allow users to design their own workouts. Our iFIT® technology, which automatically adjusts pace and resistance, is included on several recumbent and upright bikes.

Strength Training Equipment

We offer a complete line of anaerobic strength training equipment designed to develop muscle tone and strength. Strength training equipment includes home gyms, weight benches, squat cages, free weights and exercise accessories.

Home Gyms

Our multi-purpose home gyms offer a range of resistance mechanisms including selectorized weight stacks, plate-loaded gyms, our powerstroke leverage system and our CRS™ ("Compound Resistance System"™). New products include the NordicTrack 360o Strength, which incorporates our patented FreeMotion technology to the home user for the first time. FreeMotion™ equipment enables users to enjoy a full range of motion with "functional movement" versus the rigid "fixed path movement" of traditional equipment. Several of our home gyms now incorporate a motorized resistance system that allows consumers to adjust resistance at the touch of a button and to change resistance in 1-pound increments.

Weight Benches, Squat Cages and Free Weights

We offer a range of weight benches and squat cages. We also offer a broad assortment of cast-iron weight plates, vinyl and neoprene-dipped weights and dumbbells in standard and Olympic size formats.

4 of 44

Exercise Accessories

We offer a line of packaged exercise equipment, such as back support belts, workout gloves and exercise accessories including ankle weights, hand weights and grip devices. In addition, we have a complete line of yoga, pilates and stretching equipment.

PRODUCT AND DESIGN INNOVATION

Product and design innovation has contributed significantly to our growth. On an ongoing basis, we evaluate new product concepts and seek to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. As of May 31, 2006, we had approximately 294 employees in our research and development group. We hold 182 United States and 13 foreign patents, we have 53 United States and 535 foreign trademarks, we have 41 United States and 89 foreign patents pending and 7 United States and 146 foreign trademarks pending.

We conduct most of our research and development in 40,000 square feet of space in our Logan, Utah headquarters. This facility includes industrial design and mechanical and electrical engineering capabilities that are used in creating proprietary designs and features.

CUSTOMERS

Our largest customer since 1985 has been Sears Holdings Corporation ("Sears"). In fiscal 2006, Sears (which includes Kmart) accounted for approximately 40.6% of net sales, a 2.9% decrease from fiscal 2005. Other large customers include Wal-Mart, Sam's Club, The Sports Authority, Dick's Sporting Goods, Costco, Home Depot, Target, Home Shopping Network, and for our institutional line of equipment, Gold's Gym and 24 Hour Fitness. Although Sears still accounts for a substantial portion of our sales, the percentage of net sales to Sears has decreased over the past decade from a high of approximately 68% in 1989. Nevertheless, the dollar amount of our net sales to Sears has increased during this time period. Several customers have distinguished us with vendor awards for our commitment in providing quality and value to the consumer, including, among others, Home Depot Vendor of the Year 2004, Sears Canada Vendor of the Year 2005, Sears' Vendor of the Year in 2000, Category Source of the Year in 2002 and their Partner in Progress award thirteen times since 1985. Wal-Mart has named us Vendor of the Quarter once in each of fiscal 1999, 2000, 2001, 2002 and 2005. In 2003 we received the Vendor of the Year Award from both K’s Merchandise and ShopKo. The Sports Authority named us Vendor of the Year in 2002, and iFIT.com® received The Sports Authority Victor Award for the most innovative product. We have received the annual SPARC Award every year since 1997. This annual award is the only industry-wide vendor recognition program in mass-market retailing.

We sell our products to customers representing over 7,600 consumer locations, excluding those consumers purchasing directly from our direct response, television and internet distribution channels. Consistent with industry practice, we generally do not have long-term purchase agreements or other commitments from our customers as to levels of future sales.

The level of our sales to major customers greatly depends on our continuing commitment to home fitness products and the success of efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation and customer service. We are not the exclusive supplier of home fitness equipment to any of our major customers. The loss of, or a substantial decrease in the amount of purchases by, or the uncollectibility of any significant receivable due from any of our major customers could have a material adverse effect on our business.

COMPETITION

The fitness equipment market is highly competitive. It is characterized by frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe the principal competitive factors affecting our business include price, quality, brand name recognition, product innovation and customer service.

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

5 of 44

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

MANUFACTURING AND PURCHASING

In fiscal 2006, we manufactured or assembled our products at our company facilities in Utah and Canada or through third parties, principally in Asia. We have long-standing supply relationships with several offshore vendors, many of which have exclusive relationships in the fitness industry with us. The combination of internal manufacturing and assembly capacity and our access to third-party vendors has helped us meet customer demand on a competitive basis. In addition, third party vendors provide greater flexibility in manufacturing capacity to satisfy seasonal demands.

We utilize more than 1.1 million square feet for manufacturing, including a 300,000 square foot facility in Logan, Utah. We constructed our Logan, Utah plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powdercoat painting, robotic welding and injection molding equipment. In 1991, we began operating our plant in Smithfield, Utah. In 1994, we began operating our Clearfield, Utah manufacturing facility. In 1995, we opened our Smithfield North Plant. In 1996, we expanded our manufacturing capacity by 233,671 square feet through the acquisition of our Canadian manufacturing facility in St. Jerome, Canada.

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and the remaining amount in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. Our equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of ours. We recorded purchases from this vendor of approximately $47.0 million and $79.3 million during the fiscal years ended May 31, 2006 and 2005, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million and we recognized a gain of $0.8 on the sale of our interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. We believe that we will have access to this vendor’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs. As a result of our controlling interest in the Foreign Subsidiary for the fiscal years ended May 31, 2005 and 2004, our investment interest has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

6 of 44

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

From fiscal 1996 to fiscal 2006, we have invested over $154.5 million in tooling, molding, production and computer equipment to develop state-of-the-art production, research and development, distribution and reporting systems. We have a fully implemented Enterprise Resource Planning ("ERP") system that integrates all manufacturing, planning, inventory, purchasing, order entry and financial functions. Our inventory management and manufacturing productivity are enhanced by our just-in-time system for purchasing materials and components. We have also invested in Electronic Data Interchange ("EDI") capabilities, including Wal-Mart's Retail Link system, which provides us and a substantial number of our primary customers a seamless flow from initial retailer orders to parts purchasing to product manufacturing to shipping.

EMPLOYEES

As of May 31, 2006, we employed approximately 3,263 people. Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. As of May 31, 2006, approximately 294 employees were engaged in research and development, 532 in sales and marketing, 2,186 in manufacturing and 251 in other areas, primarily administrative. We are also subject to three employment agreements with our senior executives.

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state and local health and safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. The nature of our manufacturing and assembly operations exposes us to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had a material adverse effect on our financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by us may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on our financial condition. In addition, many, but not all, of our properties have been the subject of either Phase I or Phase II Environmental Site Assessments. While we are not aware of any existing conditions that are likely to result in material costs or liabilities to us, there can be no assurance that all potential instances of soil or ground water contamination have been identified even where Environment Site Assessments have been conducted. Accordingly, there can be no assurance that previously unknown environmental conditions will not be discovered at any of our properties, whether presently or formerly owned or leased, or that the cost of remediating such conditions will not be material.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us realize the efficiencies of steady paced year-round production.

ITEM 1A.	RISK FACTORS.

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations, or those of others, for a variety of reasons, including the following:

1.	competitive pricing pressure, and

2.	the need for constant, rapid and new product introductions presents an ongoing design and manufacturing challenge.

7 of 44

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect our financial results.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of the exercise equipment market. Any reduction in the growth of or decline in the demand for exercise equipment could seriously harm our business, financial condition and results of operations. In addition, certain of our products may in the future experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives, and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher-priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per-unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured items from third-party suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our manufacturing capabilities or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to supply products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Additionally, we are dependent on maintaining good relations with these third-party suppliers. The abrupt loss of any of our third-party suppliers or a decline in the quality or quantity of materials supplied by any of our third-party suppliers could cause significant disruption in our business.

We are subject to extensive government regulation.

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”) which has the authority to remove products from the market that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require us to recall, repair or replace products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal, advertising, collection, destruction of product and free goods expenses. Our product liability insurance coverage generally excludes such costs and damages resulting from product recalls.

Reliance on major customers.

Our three largest customers together accounted for approximately 54.0% and 55.3% of our revenues in fiscal years 2006 and 2005, respectively. Our largest customer, Sears, accounted for 40.6% and 43.5% of our revenues in fiscal years 2006 and 2005, respectively. The level of our sales to these customers largely depends on consumers' continuing commitment to home fitness equipment products, the success of the customers' efforts to market and promote our products, and our competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, we do not have long-term purchase agreements or other commitments as to levels of future sales. The loss of, substantial decrease in the amount of purchases by or a write-off of any significant receivables due from any of our major customers would have a material adverse effect on our business. In addition, we offer our products directly to consumers through direct response channels, which include eCommerce and television marketing.

8 of 44

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. If the adverse economic conditions continue or worsen, our business, financial condition and results of operations may be seriously affected.

We may face product liability claims that are disproportionately higher than the value of the products involved.

Although all of our products sold are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or other defects, our business, financial condition and results of operations could be adversely affected

We may incur costs from litigation or increased regulation.

Our products are subject to the Federal Consumer Product Safety Act, which allows the CPSC to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude certain consumer products from the market that are found to be hazardous. Similar laws exist in some cities and states in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and negative publicity that could harm our operating results.

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

We are now, and may again become, involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning and losing parties and could consume significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations.Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

For a variety of reasons, we have entered into license agreements that give third parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we desire will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

It is critical to our success that we are able to prevent competitors from copying our innovations. As a result, we intend to continue to seek patent, trade secret and mask work protection for our manufacturing technologies. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements, and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

9 of 44

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes; could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can harm our financial performance.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are a limited number of suppliers capable of delivering raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become less available as worldwide demand for these materials increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

We spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $13.5 million in capital expenditures in fiscal 2007 and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

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

ITEM 1B.	UNRESOLVED COMMENTS

We have no unresolved SEC comments as of the date of this filing.

ITEM 2.	PROPERTIES.

Our headquarters are located in Logan, Utah, and we own the related land and buildings. Additionally, we own land and buildings in Canada. The total square footage of our owned buildings is approximately 485,000 square feet.

We lease additional manufacturing facilities, warehouses and offices in the United States and various foreign countries including the United Kingdom, Italy, France and Germany. We sublease certain of these facilities where space is not fully utilized.

10 of 44

We believe that these facilities are well maintained, in good operating condition and are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

In addition, as of May 31, 2006 we leased and operated 63 NordicTrack™ retail stores and 4 warehouses in various cities in the United States.

ITEM 3.	LEGAL PROCEEDINGS.

On August 30, 2002, we filed suit against the Nautilus Group, Inc. (“Nautilus”) in the United States District Court in Utah (the "Court") claiming false advertising and trademark infringement. On November 15, 2005, a jury sided for us on both claims and awarded us $7.8 million. On March 23, 2006, the judge ruled in a memorandum decision and upheld the jury's finding that Nautilus had committed trademark infringment and engaged in false advertising and false marketing. On April 3, 2006, the judge ruled in a memorandum decision and upheld the jury's award of approximately $7.8 million. Nautilus subsequently appealed the Court's decision to the Federal Circuit Court of Appeals. As of the date of this filing, we have not booked any amounts associated with this judgment pending Nautilus' right of appeal.

On December 3, 2002, Nautilus filed suit against us in the United States District Court, Western District of Washington (the “Court”) alleging that we infringed Nautilus’ Bowflex patents and trademarks. In May 2005, the Court dismissed the patent infringement case against us. Nautilus subsequently appealed the Court’s decision to the Federal Circuit Court of Appeals (the "Circuit Court"). On August 16, 2006, the Circuit Court affirmed the Court's decision. The trademark case is set for trial in the fall of 2006. We are currently vigorously defending the trademark case through our counsel; however, it is not possible to quantify with any certainty the extent of any potential liability.

As of May 31, 2006, we are involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). We believe that adverse resolutions of these reviews and recalls will not have a material adverse effect on our results of operations, financial position or liquidity.

On November 18, 2005, Cybergym Research, LLC (“Cybergym”) filed a patent infringement lawsuit against us in the United States District Court for the Eastern District of Texas. The complaint asserts that our iFit® technology infringes on patents held by Cybergym, and seeks preliminary and permanent injunctive relief and damages in unspecified amounts. We are currently vigorously defending the case through our counsel; however, it is not possible for us to quantify with any certainty the extent of any potential liability.

We are also involved in several intellectual property and patent infringement claims arising in the ordinary course of our business. We believe that the ultimate outcome of these matters will not have a material adverse effect upon our results of operations, financial position or liquidity.

We are party to a variety of product liability lawsuits arising in the ordinary course of our business as a result of injuries sustained by customers while using a variety of our products. We vigorously defend any and all product liability claims brought against us and do not believe that any currently pending claim or series of claims will have a material adverse effect on our results of operations, financial position or liquidity.

We are party to a variety of non-product liability commercial suits involving contract claims. We believe that adverse resolution of these lawsuits will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of May 31, 2006, we had 1,000 shares of common stock outstanding all of which were held by HF Holdings, Inc. ("HF Holdings"). There is not an established trading market for the common stock of HF Holdings or us. Our ability to pay dividends is limited under an indenture dated as of April 9, 2002 between us and the Bank of New York, as trustee, and by our Credit Agreement.

11 of 44

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to our statements of operations for the three years ended May 31, 2006 and the balance sheet data for May 31, 2006 and 2005 have been derived from our financial statements included elsewhere in this Form 10-K that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report included elsewhere in this Form 10-K. Our statement of operations data for the years ended May 31, 2003 and 2002 and our balance sheet data as of May 31, 2004, 2003 and 2002 have been derived from unaudited financial statements but not included in this Form 10-K. All periods have been reclassified to reflect the outdoor recreational equipment operations as discontinued operations as declared in fiscal 2005. Additionally, all periods have been reclassified to reflect the NordicTrack retail locations as discontinued operations as declared in fiscal 2006.

The data set forth should be read together with, and is qualified in its entirety by,“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

For the Year Ended May 31, (in millions)

2006	2005	2004	2003	2002

Operating Data:
Net sales(1)(2)	$852.2	$871.0	$961.1	$898.2	$759.6
Cost of sales(2)	624.8	656.6	658.7	618.4	549.2

Gross profit	227.4	214.4	302.3	279.8	210.4
Operating expenses:
Selling(2)	110.7	133.3	133.2	119.4	82.4
Research and development	11.6	12.4	12.8	10.8	9.5
General and administrative	86.5	99.2	81.6	66.1	61.0

Total operating expenses	208.8	244.9	227.6	196.3	152.9

Income from operations	18.6	(30.5)	74.7	83.5	57.5
Interest expense	31.0	27.8	25.1	25.1	26.2
Amortization of deferred financing fees	1.8	1.1	0.9	1.3	3.1
Net income (loss)	(49.7)	(110.0)	23.4	26.7	19.4
Other Financial Data:
Depreciation and amortization	24.6	24.1	19.3	17.1	16.7
Purchase of property and equipment(3)	13.4	39.7	23.9	17.0	11.6
Net cash provided by (used) in
operating activities	4.1	37.6	(6.9)	33.2	37.5
Net cash used in investing activities	(15.4)	(42.1)	(40.1)	(21.8)	(17.1)
Net cash provided by (used) in
financing activities	(4.8)	(0.5)	48.0	(12.3)	(19.3)
Supplemental Data:
EBITDA(4)	43.2	(6.1)	94.0	100.5	66.9
Balance Sheet Data:(end of period)
Cash	0.3	5.0	4.6	4.3	4.2
Working capital	2.2	12.0	115.4	104.5	70.5
Total assets	380.8	460.7	558.5	465.1	423.2
Long-term obligations	174.7	170.6	165.9	162.6	157.7

(1)
In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. For comparative purposes, net sales are shown as if EITF 01-09 had been adopted for all periods.

(2)	Certain prior year amounts have been reclassified in order to conform to the current year presentation.

12 of 44

(3)
Includes $19.1 million and $9.0 million of purchase of property and equipment related to the manufacturing facility in China for fiscal years 2005 and 2004, respectively. Excludes purchases of intangibles and trademarks and acquisitions of other intangibles of $2.0 million for fiscal year 2006, $2.5 million for fiscal year 2005, $16.2 million for fiscal year 2004, $4.9 million for fiscal year 2003 and $5.5 million for fiscal year 2002.

(4)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization" (“EBITDA”) which is adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the reader's overall understanding of our current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The non-GAAP measures are included to provide us and investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and to provide a more consistent basis for comparison between quarters. For example, EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Further, these non-GAAP results are one of the primary indicators we use for planning and forecasting in future periods. In addition, since we have historically reported non-GAAP results to the investment community, we believe the inclusion of non-GAAP numbers provides consistency in our financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. For a detailed reconciliation of EBITDA see the following section titled Seasonality in Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table includes a list of unusual items that have affected EBITDA.

For The Year Ended May 31,
(in millions)
	2006	2005	2004	2003	2002
Loss On Extinguishment of Debt(a)	1.7	-	-	-	7.4
Kmart Bankruptcy Bad Debt(b)	-	-	-	9.1	2.4
Income (loss) from Discontinued Operations(c)	(31.3)	(57.9)	(9.5)	(9.4)	1.5

(a)
A loss of approximately $7.4 million was recorded on the extinguishment of our old 1999 Credit Facilities and 12% Notes. A loss of approximately $1.7 million was recorded as the unamortized deferred costs associated with the GE credit facility which was written off, due to the change of lenders during the second quarter of fiscal 2006.

(b)
On January 22, 2002, Kmart filed for bankruptcy protection. On that date, we had $12.1 million of unsecured accounts receivable outstanding with Kmart. We disposed of the remaining balance of the pre-bankruptcy receivables in the third quarter of fiscal 2003.

(c)
During the second quarter of fiscal 2005, we discontinued operations of our outdoor recreational equipment, which includes trampolines, spas and other non-exercise related products. During the fourth quarter of fiscal 2006, we discontinued operations of our NordicTrack retail locations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K. Our fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 2006 ended on May 31, 2006.

The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

13 of 44

RECENT DEVELOPMENTS

In July 2006, we were notified by the Internal Revenue Service that the fiscal years 2003 through 2005 would be under examination. As of the date of this filing, the exam is in preliminary stages.

During the fourth quarter of fiscal 2006, we discontinued the NordicTrack retail subsidiary (the “Stores”). This subsidiary consisted of more than 60 NordicTrack retail outlets nationwide. The NordicTrack brand will continue to be one of our strongest competing brands in all of our distribution channels, and the discontinuance of the retail locations did not result in the impairment of the NordicTrack trade name. The Stores operations have been classified as a discontinued operation, and its operations are not included in the results of continuing operations. The results of operations in fiscal 2006 for the Stores have been reclassified to loss from discontinued operations. As of May 31, 2006, approximately $7.5 million of assets have been written down to $4.1 million, which consists of cash of approximately $0.1 million, accounts receivable of $0.5 million, other assets of $0.4 million that have been written-off, inventory of $4.5 million written down to $3.5 million and fixed assets of $2.0 million that have been written-off. The loss from operations for the Stores was $19.2 million and $6.9 million for the fiscal years ended May 31, 2006 and 2005, respectively. As the Stores were not making a positive contribution to our earnings for several years, we have determined that utilizing other distribution channels will be more profitable to us.

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and the remaining amount in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. Our equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of ours. We recorded purchases from this vendor of approximately $47.0 million and $79.3 million during the fiscal years ended May 31, 2006 and 2005, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million, and we recognized a gain of $0.8 on the sale of our interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million, which included payables of $4.4 million and other debt of $14.0 million. We believe that we will have access to this vendor’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs. As a result of our controlling interest in the Foreign Subsidiary for the fiscal years ended May 31, 2005 and 2004, our investment interest has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

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

We sell our products under a wide variety of brand names, and we use our portfolio of brands to tailor our product offerings to specific distribution channels. We sell our products to department stores, mass retailers, warehouse clubs, sporting goods stores, specialty fitness retailers and directly to consumers and health clubs.

The following paragraphs provide a brief description of certain items that appear in our Consolidated Statements of Operations.

Net Sales

Net sales primarily represent our gross sales and freight revenue adjusted for returns and allowances. We limit our customers' ability to return merchandise to products sold to their customers in which defects were discovered within the warranty coverage period (usually 90 days from the time of retail sale). In general we do not permit our customers to return unsold merchandise.

Cost of Sales

Cost of sales includes the cost of components that we purchase, direct manufacturing labor and overhead and inbound shipping and freight.

14 of 44

Selling Expense

Selling expense primarily includes our direct advertising expense, freight out expenses and the costs related to our sales and marketing staff for our home fitness and institutional fitness business.

Research and Development Expense

Research and development expense relates primarily to the activities of our product development group and external sources related to the development of new products and product enhancements.

General and Administrative Expense

General and administrative expense primarily includes expenses related to our senior management team, all accounting and finance functions including depreciation and amortization expenses, management information systems, legal and human resources expenses and unallocated overhead expenses.

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

Inventories

Inventories consist primarily of raw materials (principally parts and supplies) and finished goods and are valued at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

Intangible Assets

We adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective June 1, 2002. SFAS No. 142 no longer requires the amortization of goodwill and other indefinite lived intangibles. As of May 31, 2006, we had approximately $6.5 million of unamortized goodwill. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of our review, we do not believe that any impairment currently exists related to our operating long-lived assets.

Revenue Recognition

Our revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

15 of 44

Our return policy accepts returns for defective products up to 90 days after the sale. If defective products are returned, it is our agreement with our customers that we cure the defect and reship the product. It is our policy that when the product is shipped we make an estimate of any potential returns or allowances.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers. We account for payments to retailers for customer programs, such as cooperative subsidy programs, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, we classify such costs as a selling expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received. Otherwise, such costs are recorded as a reduction to sales.

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of the fiscal year ended May 31, 2005, we recorded a $41.7 million valuation allowance against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. During the year ended May 31, 2006, we increased our valuation allowance by $10.6 million.

Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

Contingencies

We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies" and Financial Accounting Standards Board Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143". These regulations require that we record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations will be affected in the period the contingency is resolved.

16 of 44

RESULTS OF OPERATIONS

The following table sets forth certain of our financial data, expressed as a percentage of net sales, for fiscal years ended May 31, 2006, 2005 and 2004:

For The Year Ended May 31,
(% of Net Sales)
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.3%	75.4%	68.5%
Gross profit	26.7%	24.6%	31.5%
Operating expenses:
Selling	13.0%	15.3%	13.9%
Research and development	1.4%	1.4%	1.3%
General and administrative	10.2%	11.4%	8.5%
Total operating expenses	24.5%	28.1%	23.7%
Income (loss) from operations	2.2%	(3.5%)	7.8%
Interest expense	3.6%	3.2%	2.6%
Amortization of deferred financing fees	0.2%	0.1%	0.1%
Income (loss) before income taxes	(1.9%)	(6.8%)	5.1%
Provision for income taxes	0.3%	1.7%	2.0%
Income (loss) from continuing operations	(2.2%)	(8.5%)	3.0%

Loss from discontinued operations	(3.7%)	(4.1%)	(0.6%)

Net income (loss)	(5.8%)	(12.6%)	2.4%

EBITDA	5.1%	(0.7%)	9.8%

Year Ended May 31, 2006 Compared to Year Ended May 31, 2005

Net sales for fiscal 2006 decreased $18.8 million, or 2.2%, to $852.2 million from $871.0 million in the comparable period in 2005. The decrease in sales was primarily due to lower customer demand for certain products. Sales of our cardiovascular and other equipment in fiscal 2006 increased $2.4 million to $741.1 million. Sales of our strength training equipment in fiscal 2006 decreased $21.2 million to $111.1 million.

Gross profit for fiscal 2006 was $227.4 million, or 26.7% of net sales, compared to $214.4 million, or 24.6% of net sales in fiscal 2005. This 6.1% increase was primarily due to the timely release of products, manufacturing efficiencies and reductions in air freight.

Selling expenses decreased $22.6 million, or approximately 17.0%, to $110.7 million in fiscal 2006. This decrease reflected decreased direct to consumer advertising, bad debt relating to direct to consumer receivables, freight expenses and commissions, offset by increases in utilities. Expressed as a percentage of net sales, selling expenses were 13.0% in fiscal 2006 and 15.3% in fiscal 2005.

Research and development expenses decreased $0.8 million, or 6.5%, to $11.6 million in 2006. Expressed as a percentage of net sales, research and development expenses were 1.4% in fiscal 2006 and 1.4% in fiscal 2005.

General and administrative expenses decreased $12.7 million, or 12.8%, to $86.5 million in fiscal 2006. This decrease is a factor of lower salaries and wages, professional services, rent and lease expense and contract labor, offset by increases in currency translation losses and depreciation and amortization. Expressed as a percentage of net sales, general and administrative expenses were 10.2% in fiscal 2006 compared with 11.4% in fiscal 2005.

As a result of the foregoing factors, income from operations increased $49.1 million to $18.6 million in fiscal 2006. Expressed as a percentage of net sales, income from operations was 2.2% in 2006 compared with a negative 3.5% in fiscal 2005.

As a result of the foregoing factors, EBITDA increased $49.3 million, to $43.2 million in fiscal 2006. Expressed as a percentage of net sales, EBITDA was 5.1% in fiscal 2006 compared with a negative 0.7% in fiscal 2005. For a detailed reconciliation of EBITDA see the following section titled Seasonality in Management's Discussion and Analysis of Financial Condition and Results of Operations.

17 of 44

Interest expense, including amortization of deferred financing fees, increased $3.9 million, or 13.5%, to $32.8 million in fiscal 2006. This increase reflects higher interest rates and increased borrowings during fiscal 2006. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 3.8% in fiscal 2006 compared with 3.3% in fiscal 2005.

The provision for income taxes increased $9.5 million to a provision of $2.5 million in fiscal 2006. The higher effective tax rate in fiscal 2006 is the result of deferred tax valuation allowances. As of May 31, 2006, we recorded a $52.3 million valuation allowance against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year. During the year ended May 31, 2006 we increased our valuation allowance by $10.6 million.

During the fourth quarter of fiscal 2006, we discontinued the NordicTrack retail subsidiary (the “Stores”). This subsidiary consisted of more than 60 NordicTrack retail outlets nationwide. The NordicTrack brand will continue to be one of our strongest competing brands in all of our distribution channels, and the discontinuance of the retail locations did not result in the impairment of the NordicTrack trade name. The Stores operations have been classified as a discontinued operation, and its operations are not included in the results of continuing operations. The results of operations in fiscal 2006 for the Stores have been reclassified to loss from discontinued operations. As of May 31, 2006, approximately $7.5 million of assets have been written down to $4.1 million, which consists of cash of approximately $0.1 million, accounts receivable of $0.5 million, other assets of $0.4 million that have been written-off, inventory of $4.5 million written down to $3.5 million and fixed assets of $2.0 million that have been written-off. The loss from operations for the Stores was $19.2 million and $6.9 million for the fiscal years ended May 31, 2006 and 2005, respectively. As the Stores were not making a positive contribution to our earnings for several years, we have determined that utilizing other distribution channels will be more profitable to us.

During the third quarter of fiscal 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P.(“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. In July of 2005, Keys made a payment of $3.0 million in cash to satisfy the $3.5 million note. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2006 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of May 31, 2006, we had no assets and liabilities of $5.0 million, which consists of $3.4 million in accrued liabilities and $1.6 million in product liability reserves. The loss from operations for the outdoor recreational equipment was $12.1 million and $51.1 million for the fiscal years ended May 31, 2006 and 2005, respectively. The outdoor recreational equipment operations were not part of our core business operations or our strategic focus. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). There was no impairment loss recorded in fiscal 2006 from the outdoor recreation equipment operations.

As a result of the foregoing factors, net loss was $49.7 million in fiscal 2006 compared to a net loss in fiscal 2005 of $110.0 million.

Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

Net sales for fiscal 2005 decreased $90.1 million, or 9.4%, to $871.0 million from $961.1 million in the comparable period in 2004. The decrease in sales can be attributed to a consolidation of customers in the department store channel of distribution, the timing of buying patterns in that channel and a decline in the direct to consumer channel. Sales of our cardiovascular and other equipment in fiscal 2005 decreased $19.3 million to $738.7 million. Sales of our strength training equipment in fiscal 2005 decreased $70.8 million to $132.3 million.

Gross profit for fiscal 2005 was $214.4 million, or 24.6% of net sales, compared to $302.3 million, or 31.5% of net sales in fiscal 2004. This 29.1% decrease was largely due to changes in product mix, distribution channel mix, manufacturing inefficiencies, late release of products and increases in freight and commodity prices, i.e., steel, plastic and wood.

18 of 44

Selling expenses increased $0.1 million to $133.3 million in fiscal 2005. This slight increase reflected increased bad debt relating to direct to consumer receivables, contract labor and freight expenses, offset by reductions in direct to consumer advertising. Expressed as a percentage of net sales, selling expenses were 15.3% in fiscal 2005 and 13.9% in fiscal 2004.

Research and development expenses decreased $0.3 million, or 3.1%, to $12.4 million in 2005. Expressed as a percentage of net sales, research and development expenses were 1.4% in fiscal 2005 and 1.3% in fiscal 2004.

General and administrative expenses increased $17.6 million, or 21.6%, to $99.2 million in fiscal 2005. This increase is a factor of legal fees, normal salary increases, salary and wages related to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence and depreciation and amortization expense. Expressed as a percentage of net sales, general and administrative expenses were 11.4% in fiscal 2005 compared with 8.5% in fiscal 2004.

As a result of the foregoing factors, income from operations decreased $105.2 million to a negative $30.5 million in fiscal 2005. Expressed as a percentage of net sales, income from operations was negative 3.5% in 2005 compared with 7.8% in fiscal 2004.

As a result of the foregoing factors, EBITDA decreased $100.1 million to a negative $6.1 million in fiscal 2005. Expressed as a percentage of net sales, EBITDA was a negative 0.7% in fiscal 2005 compared with 9.8% in fiscal 2004. For a detailed reconciliation of EBITDA see the following section titled Seasonality in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense, including amortization of deferred financing fees, increased $2.9 million, or 11.2%, to $28.9 million in fiscal 2005. This increase reflects higher interest rates and increased borrowings during fiscal 2005. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 3.3% in fiscal 2005 compared with 2.7% in fiscal 2004.

Income taxes decreased $26.5 million to a benefit of $7.0 million in fiscal 2005. The benefit for income taxes was lower in fiscal 2005 as the result of deferred tax valuation allowances. As of May 31, 2005, we recorded a $41.7 million valuation allowance against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year. During the year ended May 31, 2005 we increased our valuation allowance by $32.4 million.

For comparative purposes, the following information represents the financial information as if the Stores had been discontinued for previous years reported results: During the fourth quarter of fiscal 2006, we discontinued the Stores. This subsidiary consisted of more than 60 NordicTrack retail outlets nationwide. The NordicTrack brand will continue to be one of our strongest competing brands in all of our distribution channels, and the discontinuance of the retail locations did not result in the impairment of the NordicTrack trade name. The Stores operations have been classified as a discontinued operation, and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2005 for the Stores operations have been reclassified to loss from discontinued operations. As of May 31, 2005, approximately $10.3 million of assets have been reclassified to “Current Assets of Discontinued Operations”, which consists of cash of approximately $0.4 million, accounts receivable of $0.1 million, other assets of $1.1 million, inventory of $5.9 million and fixed assets of $2.8 million. The loss from operations for the Stores was $6.9 million for the fiscal year ended May 31, 2005 and $2.8 million, net of tax for the fiscal year ended 2004. As the Stores were not making a positive contribution to our earnings for several years, we have determined that utilizing other distribution channels will be more profitable to us.

During the third quarter of fiscal 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P.(“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. In July of 2005, Keys made a payment of $3.0 million in cash to satisfy the $3.5 million note. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation, and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations.

19 of 44

As of May 31, 2005, we had approximately $19.9 million of assets that have been written down to $9.5 million, which consist of inventory of approximately $12.5 million written down to $3.3 million, fixed assets of approximately $1.3 million written down to $1.1 million and accounts receivable of $5.1 million that remained at its stated value. The loss from operations for the outdoor recreational equipment was $51.1 million and $5.0 million for the fiscal years ended May 31, 2005 and 2004, respectively. The outdoor recreational equipment operations were not part of our core business operations or our strategic focus. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.2 million during fiscal 2005.

As a result of the foregoing factors, net loss was $110.0 million in fiscal 2005 compared to net income in fiscal 2004 of $23.4 million.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of steady paced year-round production.

The following are the net sales, operating income (loss) and net income (loss) of our Company by quarter for fiscal years 2006 and 2005 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net sales
2006	$139.5	$260.7	$290.7	$161.3
2005	129.8	276.7	301.1	163.4
Operating income (loss)
2006	$(12.1)	$13.9	$22.5	$(5.7)
2005	(17.4)	8.8	11.1	(33.0)

Net income (loss)
2006	$(24.8)	$(5.9)	$10.3	$(29.3)
2005	(20.8)	(18.1)	(0.8)	(70.3)

The following is a reconciliation of net income (loss) to EBITDA(5) by quarter (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)	Total

Fiscal Year 2006
Net income (loss)	$(24.8)	$(5.9)	$10.3	$(29.3)	$(49.7)
Add back:
Depreciation and amortization	7.9	7.0	5.1	4.6	24.6
Provision for income tax	0.3	0.8	1.0	0.4	2.5
Interest expense	6.7	7.4	9.1	7.8	31.0
Loss on extinguishment of debt	-	1.7	-	-	1.7
Amortization of deferred financing fees	0.4	0.3	0.5	0.6	1.8
Discontinued operations	5.2	9.6	1.6	14.9	31.3

EBITDA	$(4.3)	$20.9	$27.6	$(1.0)	$43.2

20 of 44

Fiscal Year 2005
Net income (loss)	$(20.8)	$(18.1)	$(0.8)	$(70.3)	$(110.0)
Add back:
Depreciation and amortization	5.2	5.5	6.1	7.3	24.1
Provision(benefit) for income tax	(9.9)	(14.4)	(1.8)	19.1	(7.0)
Interest expense	6.0	7.1	8.0	6.7	27.8
Amortization of deferred financing fees	0.3	0.3	0.2	0.3	1.1
Discontinued operations	7.0	33.9	5.6	11.4	57.9

EBITDA	$(12.2)	$14.3	$17.3	$(25.5)	$(6.1)

The following is a reconciliation of cash flows from operating activities to EBITDA(5) by quarter (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)	Total

Fiscal Year 2006
Net cash provided by (used in)
operating activities	$(17.7)	$(61.1)	$31.5	$51.4	$4.1
Net change in operating assets
and liabilities	1.2	64.2	(15.6)	(75.5)	(25.7)
Interest expense	6.7	7.4	9.1	7.8	31.0
Discontinued operations	5.2	9.6	1.6	14.9	31.3
Income tax provision-current	0.3	0.8	1.0	0.4	2.5

EBITDA	$(4.3)	$20.9	$27.6	$(1.0)	$43.2

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(47.8)	$(79.9)	$86.4	$78.9	$37.6
Net change in operating assets
and liabilities	32.5	67.6	(80.9)	(141.6)	(122.4)
Interest expense	6.0	7.1	8.0	6.7	27.8
Discontinued operations	7.0	33.9	5.6	11.4	57.9
Income tax (benefit) provision-current	(9.9)	(14.4)	(1.8)	19.1	(7.0)

EBITDA	$(12.2)	$14.3	$17.3	$(25.5)	$(6.1)

(1)	Our first quarter ended September 3 and August 28 for fiscal years 2006 and 2005, respectively.

(2)	Our second quarter ended December 3 and November 27 for fiscal years 2006 and 2005, respectively.

(3)	Our third quarter ended March 4 and February 26 for fiscal years 2006 and 2005, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2006 and 2005, respectively.

(5)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization." EBITDA data is included because management understands that such information is considered by external parties as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. Pursuant to our credit agreement, EBITDA is a measurement used by our creditors to measure operating results. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

21 of 44

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.1 million in fiscal 2006 compared to $37.6 million in fiscal 2005. In the fiscal year ended May 31, 2006, major sources of funds were non-cash provisions of $24.6 million for depreciation and amortization, a decrease in income taxes receivable of $23.9 million and $17.6 million from discontinued operations. These changes were offset by a net loss of $49.7 million and a decrease in accounts payable and accrued expenses of $19.6 million. In the fiscal year ended May 31, 2005, major sources of funds were non-cash provisions of $24.1 million for depreciation and amortization, a decrease in accounts receivable of $50.7 million, a decrease in inventory of $11.8 million and $55.0 million from discontinued operations. These changes were offset by a net loss of $110.0 million, and an increase in income tax receivable of $25.1 million.

Net cash used in investing activities was $15.4 million in fiscal 2006 compared to $42.1 million fiscal 2005. Investing activities in the fiscal year ended May 31, 2006 consisted primarily of capital expenditures of $13.4 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment and purchases of intangible assets of $2.0 million, offset by disposals of property plant and equipment of $0.1 million. Cash used in investing activities in the fiscal year ended May 31, 2005 consisted primarily of capital expenditures of $20.5 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment, purchases of intangible assets of $2.5 million and purchases related to the manufacturing facility in China of $19.1 million offset by acquisitions, net of cash acquired of $0.1 million.

Net cash used in financing activities was $4.8 million in fiscal 2006 compared to $0.5 million fiscal 2005. Cash used in financing activities in the fiscal year ended May 31, 2006 resulted from borrowings less payments on our revolving credit agreements. Cash provided by financing activities in the fiscal year ended May 31, 2005 resulted from borrowings less payments on the revolving Credit Facility, payments on term notes and payments on other long-term debt.

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the fiscal year ended May 31, 2006: On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of our Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million and we recognized a gain of $0.8 on the sale of our interest. We believe that we will have access to this vendor’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs.

Certain prior-year amounts have been reclassified to conform to the current year's financial statement presentation. In addition, we have revised our fiscal 2005 consolidated statement of cash flows to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis. We had previously recorded these amounts on a combined basis.

On October 31, 2005, we replaced our existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time, and a junior term loan (the “Junior Term Loan”) of $40 million. At our option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on our level of excess availability or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on our level of excess availability. If we meet certain EBITDA thresholds, the margin is calculated at lower rates. The New Credit Agreement also includes a fixed charge coverage ratio. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's prime rate plus 6%. As a result of the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as a loss on extinguishment of debt.

Subsequent to the fiscal year ended May 31, 2006, we amended our New Credit Agreement and Junior Term Loan agreement to include losses associated with the discontinued operations from the Retail Stores as a component of the EBITDA calculation. The Amendment indicates a fiscal 2006 limit of inclusion to EBITDA of $18.5 million. Additionally, the amendment temporarily increases the permissible intercompany loan balances with foreign subsidiaries.

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

22 of 44

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for our requests for future advances.

EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, we have classified the outstanding borrowings under the Credit Facility as a short-term liability. We do not believe that any of these MAE's have occurred and we intend to manage the New Credit Agreement as long-term debt with a final maturity date in 2012.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our new credit agreement facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At May 31, 2006, we had $55.6 million of excess availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the holiday and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

As of May 31, 2006, the balance outstanding under our existing Credit Agreements was $125.5 million. As of May 31, 2006, our consolidated indebtedness was approximately $278.9 million, of which approximately $153.4 million was senior indebtedness.

As of May 31, 2006, our contractual cash obligations and commercial commitments were as follows:

Payments Due by Period (in millions)

Total	Less Than 1-Year	2-3 Years	4-5 Years	After 5 Years

Credit Facilities	$125.5	$125.5	$-	$-	$-
Senior Subordinated Notes	153.4	-	-	-	153.4
Operating Leases	35.6	10.1	11.8	5.5	8.2
Captital Leases	0.9	0.5	0.4	-	-

Total Contractual Cash Obligations	$315.4	$136.1	$12.2	$5.5	$161.6

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows through the fiscal year ended May 31, 2006. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at May 31, 2006 are adequate to fund our operations through fiscal 2007. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through fiscal 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123,“Accounting for Stock-Based Compensation”, supercedes Accounting Principles Board (“APB”) No. 25, "Accounitng for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, "Statement of Cash Flows."

23 of 44

The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R in the first quarter of fiscal 2007. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period", which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. We have adopted this FSP, and it did not have a significant impact on our financial statements.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the years ending after December 31, 2005. The Act replaces the extraterritorial income tax incentive with a domestic manufacturing deduction. The adoption of this FSP did not have a significant impact on our financial statements.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN No. 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. We have adopted this FIN, and it did not have a significant impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2007, and the results of its adoption will not have a significant impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted this standard in the second quarter of fiscal 2006, and it did not have a significant impact on our results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 to clarify and define appropriate treatment for hybrid financial instruments. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact to the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact to the financial statements.

24 of 44

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. We do not believe the adoption of this interpretation will have a significant impact to the financial statements.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the competitive environment in our industry in general and in our specific market area; inflation; economic conditions in general and in our specific market areas; the profitability of certain product lines; capital expenditures; future liquidity and liability and other claims asserted against us. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

We use long-term and medium-term debt as a source of capital. At May 31, 2006, we had approximately $153.4 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At May 31, 2006, we had approximately $125.5 million in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 8.4% for the fiscal year ended May 31, 2006. If the interest rate for our variable rate debt increased or decreased by 1% during fiscal year 2006, our interest expense on outstanding variable rate debt would increase or decrease by approximately $1.5 million.

Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy and Germany. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of May 31, 2006, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $2.0 million in US dollars. The unrealized loss associated with these contracts is a $92,357 loss in US dollars. This unrealized loss is included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow during fiscal 2006. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

25 of 44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

26 of 44

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT DIRECTORS AND OFFICERS

Our directors and executive officers, their ages and number of years of service are as follows:

Name	Age	Years with ICON	Position
David J. Watterson	47	26	-Chairman of the Board -Chief Executive Officer
Matthew N. Allen	42	22	-President -Chief Merchandising Officer
M. Joseph Brough	42	17	-Chief Operating Officer
S. Fred Beck	48	17	-Chief Financial and Accounting Officer -Vice President -Treasurer
Jon M. White	58	19	-Senior Vice President, Manufacturing
Jace Jergensen	43	12	-Senior Vice President
Brad H. Bearnson	52	11	-General Counsel, Secretary
Richard Hebert	61	12	-President, ICON Canada
Renaud Grout	42	9	-Managing Director, ICON Europe
Daniele Di Carmine	49	9	-Operations Manager, ICON Europe
William T. Dalebout	58	18	-Vice President, Design
Scott R. Watterson	51	28	-Director
Gary E. Stevenson	51	28	-Director
Robert C. Gay	54	12	-Vice Chairman of the Board
Gregory Benson	52	7	-Director
Stanley C. Tuttleman	87	7	-Director
Alan H. Freudenstein	41	4	-Director
W. Steve Albrecht	59	4	-Director
Lester W. B. Moore	63	2	-Director

EXECUTIVE OFFICERS OF THE REGISTRANT

David J. Watterson
        Mr. Watterson was recently named Chairman of the Board of Directors and CEO. Prior to his role as Chairman of the Board of Directors and CEO, Mr. Watterson served as President of North America , Senior VP of Marketing and Research and Development since November 1992. From 1980 to 1992, Mr. Watterson served as ICON's Sales Manager and VP of Sales. Mr. Watterson is Scott R. Watterson's brother. Mr. Watterson graduated from Utah State University with a B.S. in Marketing.

Matthew N. Allen
        Mr. Allen joined the Company in 1984 and has served as President and Chief Merchandising Officer since 2004. He served as VP of Product Development from 1999 to 2004 and VP of Sales from 1996 to 1999. Between 1984 and 1996, Mr. Allen served in various roles in sales, quality control and production. Mr. Allen graduated with a B.S. in Business Marketing from Utah State University.

M. Joseph Brough
        Mr. Brough joined the Company in 1989 and has served as Chief Operating Officer since 2004. He was VP of Operations and Information Technology from 1995 to 2004. Prior to working for ICON, Mr. Brough worked for Andersen Consulting. Mr. Brough graduated with an M.B.A from the University of Utah in 1987 where he was ranked number one in his graduating class.

27 of 44

S. Fred Beck
        Mr. Beck has served as the Company's CFO and Accounting Officer, VP and Treasurer since 1989. Mr. Beck is a CPA and a member of the AICPA (national chapter of CPAs) and the UACPA (the Utah chapter of CPAs). Mr. Beck is also a member of the Board of Directors of both Regence BlueCross BlueShield of Utah and The Regence Group. Mr. Beck graduated from Utah State University with a B.S. in Accounting.

Jon M. White
        Mr. White served as Senior Vice President and Vice President of Manufacturing from 1988 until May 2006. Mr. White resigned to take a position with another company. Mr. White was responsible for all domestic manufacturing operations in the Logan, Clearfield and Smithfield plants in Utah and product distribution at the Clearfield Distribution Center. Prior to 1988, Mr. White served as Plant Manager of Weathershield Manufacturing Inc.'s, Nibley, Utah plant and production control manager for the Wurlitzer Co.'s, Logan, Utah, manufacturing plant. Subsequently, the Company has appointed Jay Kirkham as Vice President of Manufacturing.

Jay Kirkham
        Mr. Kirkham will serve as Vice President of Manufacturing beginning September 1, 2006. Prior to his joining ICON, Mr. Kirkham served as Operations Vice-President for True Fitness Technologies, Inc., Manufacturing and Customer Service Vice-President for The Nautilus Group, Inc., Officer and Manufacturing Vice-President for Stairmaster Health and Fitness Products, Inc. and various operating positions for Hurcules Incorporated. Mr. Kirkham holds a bachelor and master degrees in civil engineering from Brigham Young University.

Jace Jergensen
        Mr. Jergensen has served as Senior Vice President since 2004. He served as the Vice President and General Manager of ICON’s JumpKing operation from 1999 to 2004. From 1994 to 1999, Mr. Jergensen served as the Director of New Product Development for ICON. Prior to joining ICON, Mr. Jergensen held various positions with Black & Decker, First Interstate Bank and Ernst & Whinney. Mr. Jergensen earned an M.B.A. in 1989 and B.S. in Accounting in 1987 from Brigham Young University.

Brad H. Bearnson
        Mr. Bearnson served as General Counsel and Secretary from 1995 to June 2006. Mr. Bearnson resigned to return to private law practice. Mr. Bearnson is a CPA and was admitted to the Utah State Bar in 1982. Mr. Bearnson has also served as a Member of the Legislative Affairs Committee of the Utah State Bar from 1997 to 2000. Mr. Bearnson graduated with a B.S. from Utah State University and then earned his Juris Doctorate degree from the University of Utah. Subsequently, the Company has appointed Everett Smith as General Counsel and Secretary.

Everett Smith
        Mr. Smith serves as General Counsel and Secretary. From 1996 to June 2006 Mr. Smith served as Director of Tax and SEC Reporting. Mr. Smith is a CPA and was admitted to the Idaho State Bar in 1990. Mr. Smith holds a Juris Doctorate from the University of Idaho College of Law and an LL.M. from Georgetown University Law Center.

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

Renaud Grout
        Mr. Grout has served as the Managing Director of ICON Europe since February 2006. Mr. Grout served as Country Manager of ICON France since November 1, 1997. Previously he served as Country Manager of Prince France. Mr. Grout graduated from the International School EPSCI of the ESSEC Group in France.

Daniele Di Carmine
        Mr. Di Carmine joined the company in 1998 and served as Operations Manager of ICON Europe from 1999 until he completed his employment in June 2006. Prior to joining ICON, Mr. Di Carmine held various positions with Unilever Sagit SpA, Peviani SpA, Prisma SpA and Qualità e Risorse Umane. Mr. Di Carmine graduated in 1982 in Economics and Engineering from Perugia Agricultural Science University and earned an M.B.A. from the School of Management of Luigi Bocconi University in 1983. Subsequently, the Company has appointed Mark Richard as Operations Manager of ICON Europe.

28 of 44

Mark Richard
        Mr. Richard serves as the Operations Manager of ICON Europe. He joined ICON in 2000 and has served as Country Manager for both ICON United Kingdom and ICON Germany. Prior to joining ICON, Mr. Richard was employed as a Sales Director for Unilever, the Managing Director of Sportstswear for Nova International and Joint Managing Director for Karrimor.

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

DIRECTORS OF THE COMPANY

Scott R. Watterson
        Mr. Watterson served as Chairman of the Board of Directors and CEO from 1988 to 2004 and continues to serve as a Director. Prior to 1988, Mr. Watterson co-founded Weslo, Inc., a predecessor entity of the Company, in 1977. In addition, Mr. Watterson is a director of the Utah State University Foundation. He is also on the Board of Trustees for the Utah Foundation and the Make-A-Wish Foundation of Utah. Mr. Watterson graduated from Utah State University College of Business, Cum Laude, in 1979 with a B.S. in Business Marketing and a minor in Chinese. Mr. Watterson is currently on a leave of absence to accept an assignment from the Church of Jesus Christ of Latter-day Saints as a mission president.

Gary E. Stevenson
        Mr. Stevenson served as President, COO and as one of the Company's directors from 1988 to 2004 and continues to serve as a Director. Prior to 1988, Mr. Stevenson co-founded Weslo, Inc., the predecessor entity of the Company, in 1977. Mr. Stevenson's current and past affiliations include: Utah State University President's National Advisory Council, Utah State University College of Business and Engineering Advisory Board, Marriott School, Brigham Young University National Advisory Council, among others. Mr. Stevenson graduated from Utah State University College of Business in 1979 with a B.S. in Business Administration and a minor in Japanese. Mr. Stevenson is currently on a leave of absence to accept an assignment from the Church of Jesus Christ of Latter-day Saints as a mission president.

Robert C. Gay
        Mr. Gay became Vice Chairman of the Board of Directors in November 1994. Mr. Gay has been a Managing Director of Bain Capital, a private investment firm, since April 1993 and has been a General Partner of Bain Venture Capital, the venture capital arm of Bain Capital, which focuses on first and second institutional round investing in software, technology-driven business services, hardware and information companies, since February 1989. In addition, Mr. Gay serves as a director of Nutraceutical, GS Technologies Corporation, Anthony Crane and Alliance Laundry and Buhrmann.

Gregory Benson
        Mr. Benson became a director in September 1999. Mr. Benson was an Executive Vice President of Bain Capital from 1996 to 2004. Prior to joining Bain Capital, Mr. Benson was an Executive Vice President of American Pad and Paper Company.

Stanley C. Tuttleman
        Mr. Tuttleman became a director in September 1999. Subsequent to our fiscal year ended May 31, 2006, Mr. Tuttleman passed away. Mr. Tuttleman has been the Chief Executive Officer and President of Tuttson Capital Corp., a financial services corporation, since 1983. Mr. Tuttleman also serves as the Chief Executive Officer of Telepartners International, a wireless program company. In addition, Mr. Tuttleman is a director of Mothers Work, Inc., and a trustee of the Franklin Institute, the Philadelphia Orchestra, the Philadelphia Museum of Art, Graduate Hospital, Gratz College and the Harrison Foundation. As of the date of this filing, Mr. Tuttleman's position has not been filled.

Alan H. Freudenstein
        Mr. Freudenstein became a director in November 2002. Mr. Freudenstein is a Managing Director in the Private Equity Group of Credit Suisse First Boston, LLC. He is also a Vice President of Credit Suisse First Boston Management Corporation and Special Situations Holdings, Inc. - Westbridge. From 1992 to 2000, Mr. Freudenstein was a Managing Director at Bankers Trust Company, where he was responsible for incubation and venture investments within the New World Ventures Group. Mr. Freudenstein is also on the Board of Directors of Ascent Assurance, Inc. (OTCBB:AASR).

29 of 44

Dr. W. Steve Albrecht
        Dr. Albrecht became a director in November 2002. Dr. Albrecht serves as the Associate Dean of the Marriott School of Management and Arthur Andersen Professor at Brigham Young University. Prior to becoming Associate Dean, Dr. Albrecht served as director of the School of Accountancy and Information Systems at Brigham Young University for eight years. Dr. Albrecht is a certified public accountant, a certified internal auditor and a certified fraud examiner. Dr. Albrecht is also on the board of directors of Cypress Semiconductor Corp. (NYSE:CY), SkyWest, Inc. (NASDAQ:SKYW), Red Hat, Inc. (NASDAQ:RHAT) and SunPower Corporation (NASDAQ:SPWR).

Lester W. B. Moore
        Mr. Moore became a director in April 2005. Mr. Moore is Executive Vice President of Bain Capital and Managing Director of Shadow Lake, LLC, a private investment management company. Prior to joining Bain in 2000, Mr. Moore was President and CEO of the Polynesian Cultural Center located in Laie, Hawaii. In addition, he is a director on several boards, including Sorenson Capital Partners, US Synthetic, UTEX, ContentWatch, UNITUS, and the ANASAZI Foundation. Mr. Moore received a BS with honors in Economics from the University of Utah and an MS in Economics from Brigham Young University.

BOARD COMMITTEES

Compensation Committee

The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for David J. Watterson, our Chief Executive Officer. Mr. Watterson participated in the deliberations concerning the compensation of officers other than his own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Mr. Watterson. Subsequent to our fiscal year ended May 31, 2006, Mr. Tuttleman passed away. A replacement is currently being evaluated to fill the position.

Audit Committee

The Audit Committee includes Messrs. Albrecht, Benson and Moore. This committee reviews the professional services provided by the Company's independent registered public accounting firm and the independence of such firm from the management of the Company. This committee also reviews the scope of the audit by the Company's independent registered public accounting firm, the annual and interim financial statements of the Company, the Company's systems of internal accounting controls and such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate.

30 of 44

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation for fiscal 2006, 2005, and 2004 for Mr. David Watterson and our other most highly compensated executive officers (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
Name	Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Long-Term Compensation Options (#)(3)	All Other Compensation ($)(4)
David J. Watterson	Chairman of the Board and Chief Executive Officer	2006 2005 2004	500,000 500,000 341,000	226,000 50,000 200,480	22,064(2) 24,860(2) 22,064(2)	- - -	7,578 14,575 17,643
Matthew N. Allen	President and Chief Merchandising Officer	2006 2005 2004	300,000 242,799 157,406	180,000 115,568 217,582	- - -	- - -	7,750 7,201 3,790
S. Fred Beck	Chief Financial and Accounting Officer, Vice President and Treasurer	2006 2005 2004	321,667 308,076 307,976	224,000 50,000 241,010	17,998(2) 17,998(2) 17,998(2)	- - -	7,336 8,415 134,597
Richard Hebert	General Manager, ICON Du Canada, Inc.	2006 2005 2004	383,585 357,930 335,143	195,365 196,962 167,330	16,471(2) 15,370(2) 11,939(2)	- - -	261,807(7) - -
M. Joseph Brough	Chief Operating Officer	2006 2005 2004	243,850 200,477 165,683	170,000 137,410 265,080	- - -	- - -	9,332 7,133 10,138
Scott R. Watterson(1)	Chief Executive Officer Director	2006 2005 2004	625,000 625,000 703,250	1,223,500 1,118,177 1,369,330	- - 90,847(2)(6)	- - -	- - 76,208(5)
Gary E. Stevenson(1)	Chief Operating Officer Director	2006 2005 2004	575,000 575,000 624,000	1,080,500 1,050,922 1,205,010	- - 75,635(2)(6)	- - -	- - 81,096(5)
Footnotes To Compensation Table
(1)	Mr. Watterson and Mr. Stevenson served in their positions of CEO and COO, respectively, for approximately one month in fiscal 2005.
(2)	Includes the annual cost of providing the named person with the use of an automobile during the year.
(3)	Options to purchase shares of HF Holdings' common stock.
(4)	Includes amounts contributed by the Company for the benefit of the Named Executive Officers under the Company's 401 (K) Plan and the Company's deferred compensation plan.
(5)	Includes a management fee of $33,500 paid by the company.
(6)	Includes amounts for personal use of the Company jet.
(7)	Payments to Mr. Hebert related to a non-compete agreement with the Company.

31 of 44

The following table sets forth information as of May 31, 2006, concerning options of HF Holdings, Inc. exercised by each of the named executive officers in 2006 and year-end option values:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Shares Aquired On Exercise (#)	Other Value Realized ($)	Number of Unexercised Options at May 31, 2006 (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at May 31, 2006 ($)(1) Exercisable/Unexercisable
	Common Stock	Common Stock	Common Stock	Common Stock
Scott R. Watterson	-	-	-/-	-/-
Gary E. Stevenson	-	-	-/-	-/-
S. Fred Beck	-	-	49,995 / 49,995	-/-
David J. Watterson	-	-	59,979 / 59,979	-/-
Richard Hebert	-	-	-/-	-/-
Giovanni Lato	-	-	-/-	-/-
Daniele Di Carmine	-	-	-/-	-/-
(1)
As of May 31, 2006, there was no market for the common stock of HF Holdings, Inc.; no value has been attributed to the equity underlying these options. There have been no arm's length sales of HF Holding's common stock since the closing of the recapitalization in September of 1999.

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

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee during fiscal 2006 consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for David J. Watterson, the Chief Executive Officer. Mr. Watterson participated in the deliberations concerning the compensation of officers other than his own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Mr. Watterson.

COMPENSATION OF DIRECTORS

Directors do not receive any compensation for serving on the Board of Directors except for Messrs. Tuttleman, Benson and Albrecht. Messrs. Tuttleman and Benson are paid $35,000 annually plus $1,000 for each meeting attended for their services as directors. Mr. Albrecht is paid $40,000 annually plus $1,000 for each meeting attended for his services as a director. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. We also maintain liability insurance policies for directors.

PERFORMANCE BONUS

No additional performance bonus pool was awarded in fiscal 2006, 2005 and 2004.

32 of 44

EMPLOYMENT AGREEMENTS

During the second and third quarter of fiscal 2004, Icon Health and Fitness, Inc. (the “Company”) renegotiated, amended and restated the September 27, 1999 employment agreements (“restatement”) with Messrs. Watterson and Stevenson. The restatement extends these agreements until July 31, 2008 and provide in each case Mr. Watterson and Mr. Stevenson may take a leave of absence (“leave of absence”) commencing July 1, 2004 and ending not later than July 31, 2007 as mission presidents for the Church of Jesus Christ of Latter-day Saints. Each of Messrs. Watterson and Stevenson are relieved during the leave of absence of their day-to-day duties at the Company and from contractual restrictions that are not consistent with their full-time service at the Company, but are not relieved from their obligations of non-competition and confidentiality. During the leave of absence, each of Messrs. Watterson and Stevenson will continue to receive his annual base salary as well as participate in a bonus program providing for a bonus equal to a percentage of the Company’s consolidated EBITDA (as defined in the Company’s Credit Facility) which percentage shall equal 1.25% for Mr. Watterson and 1.10% for Mr. Stevenson. Moreover, during the leave of absence the Company’s EBITDA used to calculate the bonus will be the Company’s fiscal year EBITDA for the year ending May 31, 2003. Based on the Company's May 31, 2003 EBITDA, Mr. Watterson's annual bonus will be $1,190,000 and Mr. Stevenson's annual bonus will be $1,047,000 during the leave of absence. The respective amounts of bonus paid during their leave of absence will not exceed the amounts of compensation that each would have received as a lump sum payment had they terminated their employment on May 31, 2004. Provisions for termination remain the same, except if the Company terminates either executive’s employment without the occurence of specified causal events or such executive terminates employment because of certain specified actions by the Company during the leave of absence, such executive will continue to receive his base salary and bonus through the end of the leave of absence and for an additional 12 months in the case the executive seeks, but is unable, to reach agreement with the Company to assume an executive position following the leave of absence. Each of Messrs. Watterson and Stevenson will remain directors of the Company during the leave of absence. Otherwise the employment agreements are substantially the same as the original agreements as amended by the second amendment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

HF Holdings owns all of our outstanding common stock. The following table and related notes set forth information with respect to the beneficial ownership of HF Holdings' 7,771,613 outstanding shares of common stock as of May 31, 2006 by (i) each person known to HF Holdings to beneficially own more than 5.0% of the outstanding shares of common stock of HF Holdings, (ii) each director and executive officer of HF Holdings individually and (iii) all directors and executive officers of HF Holdings as a group.

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

Scott R. Watterson*(2) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	376,000	4.86%
Gary E. Stevenson*(3) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	292,700	3.78%
The Bain Funds(4) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%
Robert C. Gay*(5) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%

33 of 44

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

Lester W.B. Moore*(5) c/o Sorenson Capital Partners 10150 South Centennial Parkway Suite 450 Sandy, Utah 84070	5,161,035	66.69%
Credit Suisse First Boston Corporation(6) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
Alan H. Freudenstein*(7) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
HF Investment Holdings, LLC c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	5,160,035	66.69%
Stan C. Tuttleman* Tuttson's Inc. 349 Montgomery Avenue P.O. Box 22405 Bala Cynwyd, Pennsylvania 19004	172,002	1.72%
David Watterson(8)* c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	18,173	-
S. Fred Beck(8) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	15,149	-
All Directors and Executive Officers as a Group of 9 People	7,692,264	98.55%

* Directors of the Company

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

(2)
Includes 1,000 shares of common stock owned by IHF Holdings, Inc. of which Mr. Watterson is deemed the beneficial owner by virtue of being a director. Mr. Watterson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)
Includes 1,000 shares of common stock owned by IHF Holdings, Inc. of which Mr. Stevenson is deemed the beneficial owner by virtue of being a director. Mr. Stevenson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4)
Includes 5,160,035 shares of common stock beneficially owned by HF Investments of which the Bain Funds may be deemed the beneficial owners by virtue of their control of HF Investment Holdings pursuant to its operating agreement. Also includes 1,000 shares of common stock owned by IHF Holdings, Inc., of which the Bain Funds may be deemed the beneficial owners by virtue of the fact that one or more of their general partners or principals, or one or more general partners or principals of one of their general partners, is a director of HF Investment Holdings. The Bain Funds disclaim beneficial ownership of any shares in which they do not have a pecuniary interest.

(5)
Includes the shares beneficially owned by each of the Bain Funds, of which each of Mr. Gay and Mr. Moore may be deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund. Also includes 1,000 shares owned by IHF Holdings, Inc., of which each of Mr. Gay or Mr. Moore may be deemed the beneficial owner by virtue of each being a director. Each of Mr. Gay and Mr. Moore disclaims the beneficial ownership of any such shares in which he does not have a pecuniary interest.

34 of 44

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

(8)	Represents shares of common stock issuable upon exercise of the vested portion of options awarded pursuant to the 1999 HF Holdings Junior Management Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT EQUITY GRANT

On September 27, 1999, HF Holdings issued to Messrs. Watterson and Stevenson, without cost, an aggregate of 666,700 shares of the common stock of HF Holdings (or approximately 6.7% of its common stock outstanding on a fully diluted basis upon the consummation of the September recapitalization). Mr. Watterson received 375,000 of these shares, while Mr. Stevenson received 291,700 shares.

STOCKHOLDERS AGREEMENT

On September 27, 1999, we entered into a stockholders agreement (the "Stockholders Agreement") with HF Holdings, HF Investment Holdings, Bain Capital, Credit Suisse First Boston Corporation ("CFSB") and Scott Watterson and Gary Stevenson.

Under the Stockholders Agreement, holders of HF Holdings' common stock, who received such common stock in the exchange offer, are subject to transfer restrictions with respect to their common stock. In addition, these holders received customary tag-along and drag-along rights with respect to sales of common stock of HF Holdings (including sales by any Bain Capital Holder) and pre-emptive rights with respect to any issuances of common stock by HF Holdings to HF Investment Holdings. The tag-along, drag-along and registration rights of management are subject to the condition that senior management owns at least 25% of the common stock held by all management holders and the junior management own at least 15% of the common stock of HF Holdings held by all management holders, provided such person is still employed by us or has been employed within the 12 preceding months and the purchaser of the common stock is a financial buyer.

Holders of warrants to purchase common stock of HF Holdings issued in the exchange offer received registration rights with respect to the common stock issuable upon exercise of such warrants.

Pursuant to the Stockholders Agreement, HF Investment Holdings granted to CSFB an option to purchase a certain percentage (based on the date of exercise of such option) of the common stock of HF Holdings held by HF Investment Holdings. HF Investment Holdings also granted to members of junior management an option to purchase 216,700 shares of common stock of HF Holdings held by HF Investment Holdings. Each of these options is exercisable only upon the occurrence of a Liquidity Event (as defined in the Stockholders Agreement).

In addition, HF Investment Holdings is entitled to appoint seven directors and CSFB is entitled to appoint two directors to our Board of Directors. Upon a liquidation of HF Investment Holdings, Bain Capital will be entitled to appoint five directors and Scott Watterson and Gary Stevenson shall have the right to be directors, provided they remain employed by the Company.

MANAGEMENT AGREEMENTS

On September 27, 1999, the Company and HF Holdings also entered into a new management agreement with Bain Capital which provides an annual management fee not to exceed $366,500 in exchange for management consulting services including providing advice on strategic planning, development and acquisitions. In addition, if we enter into any acquisition transactions involving a gross purchase price of at least $10.0 million, Bain Capital will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In the event of a Liquidity Event (as defined in the Stockholders Agreement), Bain Capital will also receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction.

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

35 of 44

On September 27, 1999, the Company and HF Holdings also entered into management agreements with each of Messrs. Watterson and Stevenson which provide, so long as Bain Capital is receiving a management fee under its management agreement, an annual management fee of $67,000 in the aggregate to be paid to Messrs. Watterson and Stevenson.

The respective management agreements include full indemnification and expense reimbursement provisions in favor of Bain Capital, CSFB, Mr. Watterson and Mr. Stevenson, respectively.

CHINA BUSINESS VENTURE

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and the remaining amount in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. Our equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of ours. We recorded purchases from this vendor of approximately $47.0 million and $79.3 million during the fiscal years ended May 31, 2006 and 2005, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million, and we recognized a gain of $0.8 on the sale of our interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million, which included payables of $4.4 million and other debt of $14.0 million. We believe that we will have access to this vendor’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs. As a result of our controlling interest in the Foreign Subsidiary for the fiscal years ended May 31, 2005 and 2004, our investment interest has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

LOANS TO SENIOR MANAGEMENT

On September 27, 1999 we made non-recourse loans to Messrs. Watterson and Stevenson in the principal amounts of $1,209,340 and $990,660, respectively. The loans were made in connection with stock grants made to Messrs. Watterson and Stevenson at the time of our September 1999 recapitalization. The notes bear interest only to the extent that we have taxable net income less than zero in any given fiscal year. The notes are secured by shares of ICON and shares of HF Investment Holdings LCC held by Messrs. Watterson and Stevenson. The notes have a maturity of 10 years and may be accelerated upon specified events of default and liquidity events.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by PricewaterhouseCoopers, LLP (“PWC”) for professional services rendered for the audit of ICON Health & Fitness, Inc.’s (“ICON’s”) annual financial statements for fiscal 2006 and the reviews of the financial statements included in ICON's Forms 10-Q for fiscal 2006 were approximately $0.3 million, compared to approximately $0.3 million for fiscal 2005.

AUDIT-RELATED FEES

The Company incurred approximately $0.1 million of audit-related fees for each of the fiscal years 2006 and 2005. Audit-related fees were primarily for consultations concerning financial accounting and reporting standards and Sarbanes-Oxley Section 404 preparedness.

TAX FEES

The tax fees incurred by the Company for professional services rendered for tax compliance, advice and planning for fiscal 2006 were approximately $0.2 million, compared to approximately $0.1 million for fiscal 2005.

36 of 44

ALL OTHER FEES

None.

In addition to pre-approving audit and audit-related services for 2006, the Audit Committee pre-approved certain non-audit services (primarily tax compliance services) that were performed by ICON's independent accountants during 2006. None of these services constitutes a prohibited activity for a company's independent accountants under Sarbanes-Oxley or related SEC regulations.

PROCEDURE FOR AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Pursuant to its charter and policies, the Audit Committee (“Committee”) of the Board of Directors is responsible for reviewing and approving, in advance of the engagement, any audit, audit related and tax compliance services as well as any permissible non-audit services between ICON and its independent auditors, subject to de minimis exceptions authorized by law and regulation. The engagement of PWC to conduct the audit of ICON was approved by the Committee in a previous fiscal year and confirmed the first quarter of fiscal 2006.

Additionally, each permissible non-audit engagement or relationship between ICON and PWC entered into since the first quarter of fiscal 2006, has been reviewed and approved by the Committee, as provided in its charter. We have been advised by PWC that substantially all of the work done in conjunction with its audit of ICON’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of PWC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

Consolidated Financial Statements (See Item 8)
Consolidated Balance Sheets at May 31, 2006 and 2005
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended May 31, 2006, 2005, and 2004
Consolidated Statement of Stockholder's Equity (Deficit) for the Years Ended May 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended May 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE (See Item 8)

Schedule II	- Valuation and Qualifying Accounts for the Three Years Ended May 31, 2006

All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes, or can be derived from information contained in the consolidated financial statements and related notes.

37 of 44

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

10.3	Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and Health & Fitness.
10.4	10.4 Stockholder Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
10.4A	Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
10.5	Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
10.6	Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, the Company, and Bain Capital Partners IV, L.P.
10.7	Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12,1994 between ICON Health and Weider Sports Equipment Co., Ltd.
10.8	Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and Health & Fitness.
10.9	Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and Health & Fitness.
10.10	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Gary E. Stevenson.
10.10B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Gary E. Stevenson.

38 of 44

Exhibit Number	Description of Exhibit

10.11	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Scott R. Watterson.
10.11B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Scott R. Watterson.
10.12	Asset Option Agreement dated as of November 14, 1994 among Health & Fitness, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
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

39 of 44

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

10.52	Escrow Agreement, dated September 6, 1996 among ICON Health, ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.
10.53	Representation Agreement, dated September 6, 1996 between ICON Health and Ben Weider.
10.54	Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc., and ICON Health.
10.55	Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.
10.56	Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.

40 of 44

Exhibit Number	Description of Exhibit

10.57	Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
10.58	Letter Agreement dated September 6, 1996 among ICON Health, Ben Weider and Eric Weider regarding charitable contributions.
10.59	Deed of Sale.
10.65	Purchase Option Agreement.
10.66	Revolving Credit Agreement dated October 31, 2005.
10.66A	Amendment No. 1 To Revolving Credit Agreement.
10.67	Junior Term Loan Credit Agreement dated October 31, 2005.
10.67A	Amendment No. 1 To Junior Term Loan Credit Agreement.
21	Subsidiaries of the Company.
24	Powers of Attorney (included on signature page).
25	Statement of Eligibility of Fleet National Bank, Trustee.
27	Financial Data Schedules.
99.1	Form of Letter of Transmittal used in connection with the Exchange Offer.
99.2	Form of Notice of Guaranteed Delivery used in connection with the Exchange Offer.

41 of 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ICON HEALTH & FITNESS, INC.

By: /s/ David J. Watterson

Name: David J. Watterson
Title: Chairman of the Board and Chief Executive Officer
Date: August 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: August 29, 2006

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial
and Accounting Officer, and Treasurer
Date: August 29, 2006

By:	/s/ Lester W.B. Moore

Lester W.B. Moore, Director
Date: August 29, 2006

By:	/s/ W. Steve Albrecht

W. Steve Albrecht, Director
Date: August 29, 2006

By:	/s/ Alan H. Freudenstein

Alan H. Freudenstein, Director
Date: August 29, 2006

By:	/s/ Gregory Benson

Gregory Benson, Director
Date: August 29, 2006

42 of 44

ICON Health & Fitness, Inc.

Consolidated Financial Statements

May 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
ICON Health & Fitness, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICON Health & Fitness, Inc. and its subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Salt Lake City , Utah
August 24, 2006

ICON Health & Fitness, Inc.
Consolidated Balance Sheet
(expressed in thousands)

	May 31,	May 31,
	2006	2005

ASSETS
Current assets
Cash	$263	$5,034
Accounts receivable, net	126,388	123,348
Inventories, net	151,450	152,693
Deferred income taxes	-	177
Income tax receivable	2,096	25,610
Other current assets	5,859	9,516
Current assets of discontinued operations	4,147	19,794

Total current assets	290,203	336,172

Property and equipment, net	44,375	74,537
Goodwill	6,519	5,719
Intangible assets, net	18,898	25,976
Deferred income taxes	95	83
Other assets, net	20,662	18,190

	$380,752	$460,677

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$125,501	$134,240
Accounts payable	102,992	141,889
Accrued expenses	35,811	27,142
Income taxes payable	438	21
Interest payable	8,021	7,576
Current liabilities of discontinued operations	15,260	13,337

Total current liabilities	288,023	324,205

Long-term debt	153,442	153,263
Other liabilities	21,282	17,371

	462,747	494,839

Minority interest	-	5,137

Commitments and contingencies (notes 8 and 13)

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155
Receivable from parent	(2,200)	(2,200)
Accumulated deficit	(293,587)	(243,889)
Accumulated other comprehensive income	9,637	2,635

Total stockholder's deficit	(81,995)	(39,299)

	$380,752	$460,677

The accompanying notes are an integral part of the consolidated financial statements

ICON Health & Fitness, Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(expressed in thousands)

For the Year Ended May 31,

2006	2005	2004

Net sales	$852,231	$871,004	$961,135
Cost of sales	624,858	656,647	658,782

Gross profit	227,373	214,357	302,353

Operating expenses:
Selling	110,641	133,302	133,199
Research and development	11,606	12,349	12,840
General and administrative	86,534	99,208	81,581

Total operating expenses	208,781	244,859	227,620

Income (loss) from operations	18,592	(30,502)	74,733

Interest expense	31,012	27,833	25,050
Amortization of deferred financing fees	1,780	1,108	872
Loss on extinguishment of debt	1,679	-	-

Income (loss) before income tax	(15,879)	(59,443)	48,811
Provision (benefit) for income tax	2,542	(6,990)	19,544

Income (loss) before minority interest	(18,421)	(52,453)	29,267
Minority interest in net loss of consolidated subsidiary	-	363	-

Income (loss) from continuing operations	(18,421)	(52,090)	29,267

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $0 in fiscal 2006, $0 in fiscal 2005 and
$3,602 in fiscal 2004	(31,277)	(57,935)	(5,878)

Net income (loss)	(49,698)	(110,025)	23,389

Other comprehensive income (loss), comprised of foreign currency translation adjustment, net of income tax expense of $4,292 and $2,078 in fiscal 2006 and fiscal 2005, respectively and a tax benefit of $240 in fiscal 2004	7,002	3,391	(392)

Comprehensive income (loss)	$(42,696)	$(106,634)	$22,997

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Stockholder's Equity (Deficit)
(expressed in thousands, except share amounts)

Common Stock and Additional Paid-in Capital
Shares	Amount	Receivable From Parent	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders's Equity (Deficit)

Balance at May 31, 2004	1000	$204,155	$(2,200)	$(133,864)	$(756)	$67,335

Other comprehensive income	-	-	-	-	3,391	3,391
Net loss	-	-	-	(110,025)	-	(110,025)

Balance at May 31, 2005	1000	204,155	(2,200)	(243,889)	2,635	(39,299)

Other comprehensive income	-	-	-	-	7,002	7,002
Net loss	-	-	-	(49,698)	-	(49,698)

Balance at May 31, 2006	1000	$204,155	$(2,200)	$(293,587)	$9,637	$(81,995)

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Cash Flows
(expressed in thousands)

For the Year Ended May 31,
2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$(49,698)	$(110,025)	$23,389
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Provision for deferred taxes	(4,127)	10,376	3,399
Amortization of deferred financing fees	1,780	1,108	872
Amortization of debt discount	180	160	199
Loss on extinguishment of debt	1,679	-	-
Loss (gain) on disposal of fixed assets	(41)	144	26
Loss allocated to minority interest	-	(363)	-
Depreciation and amortization	24,581	24,065	19,299
Disposal of China foreign subsidiary	847	-	-
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable, net	(3,040)	50,719	(23,071)
Inventories,net	1,172	11,836	(27,645)
Other assets, net	5,194	7,222	(5,409)
Accounts payable and accrued expenses	(19,611)	8,765	19,628
Income taxes payable	23,919	(25,057)	(3,654)
Interest payable	445	32	60
Other liabilities	3,261	3,593	398
Discontinued operations	17,570	54,985	(14,377)

Net cash provided by (used in) operating activities	4,111	37,560	(6,886)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(13,411)	(20,519)	(14,929)
Purchases of property and equipment-China	-	(19,141)	(8,987)
Disposals of property and equipment	50	-	-
Purchases of intangible assets	(2,035)	(2,512)	(16,213)
Acquisitions, net of cash acquired	-	71	-

Net cash used in investing activities	(15,396)	(42,101)	(40,129)

FINANCING ACTIVITIES:
Borrowings (payments) on revolving credit facility, net	(37,269)	12,103	49,566
Payments on term notes	-	(13,750)	(5,000)
Proceeds from junior term loan	40,000	-	-
Payment of debt fees	(7,511)	(852)	(34)
Minority interest	-	2,000	3,500
Other	-	-	(7)

Net cash provided by (used in) financing activities	(4,780)	(499)	48,025

Effect of exchange rates on cash	11,294	5,469	(632)

Net increase (decrease) in cash	(4,771)	429	378
Cash, beginning of period	5,034	4,605	4,227

Cash, end of the period	$263	$5,034	$4,605

The accompanying notes are an integral part of these financial statements

ICON Health & Fitness, Inc.
Notes to the Consolidated Financial Statements at May 31, 2006

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements include the accounts of ICON Health & Fitness, Inc., and its wholly owned subsidiaries ("the Company"). At May 31, 2006 and 2005, the Company was a wholly owned subsidiary of HF Holdings, Inc. ("HF Holdings" or the "Parent").

The results of operations for any quarter, partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Description of Business

The Company is principally involved in the development, manufacturing and distribution of home fitness equipment. The Company's revenues are derived from the sale of various aerobic and anaerobic fitness product lines in domestic and foreign markets. Because product life cycles can be short in the fitness industry, the Company emphasizes new product innovation and product repositioning. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash

At May 31, 2006, substantially all of the Company's cash is held by two banks located in Illinois and Massachusetts. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories

Inventories consist primarily of raw materials (principally parts and supplies) and finished goods. Inventories are valued at the lower of cost or market, and cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to expense as incurred.

Goodwill and intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective June 1, 2002. The Company completed an impairment evaluation of its goodwill as of May 31, 2006 and 2005. No impairment was identified.

Intangible assets other than goodwill are recorded at cost and are amortized on a straight-line basis over the following estimated useful lives:

Patents, license agreements and trademarks	5-20 years
Other	2-3 years

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. The Company does not believe an impairment exists related to its long-lived assets as of May 31, 2006 and 2005.

Deferred Financing Costs

The Company deferred certain debt issuance costs relating to the establishment of the new fiscal 2006 credit arrangement and the issuance of the 11.25% Notes as part of the April 2002 Refinancing (see Note 8). These costs are capitalized in other long-term assets and are being amortized using the effective interest method.

Advertising Costs

The Company expenses the costs of advertising as incurred, except for the cost of Direct Response advertising, which is capitalized and amortized over its expected period of future benefit. Direct Response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 2006 and 2005, $134,000 and $1,009,000, respectively, of capitalized advertising costs were included in other current assets. For the fiscal years ended May 31, 2006, 2005 and 2004, total advertising expense was approximately $12,442,000, $23,923,000 and $41,083,000 respectively.

Revenue Recognition

The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy. If future sales returns differ from the historical data the Company uses to calculate these estimates, changes to the provision may be required.

The Company’s return policy accepts returns for defective products up to 90 days after the sale. If defective products are returned, the Company has agreed with customers to cure the defect and reship the product. It is the Company’s policy that when the product is shipped, an estimate of any potential returns or allowances is recorded.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, a specific allowance for doubtful accounts is recorded. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of any customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of the Company’s sales to a limited number of customers.

The Company accounts for payments to retailers for customer programs, such as cooperative subsidy programs, in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, the Company classifies such costs as a selling expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received. Otherwise, such costs are recorded as a reduction to sales.

Concentration of Credit Risk

Trade accounts receivable are the primary financial instruments which potentially expose the Company to concentration of credit risk. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to Sears Holdings Corporation ("Sears"). Sears accounted for approximately 40.6%, 43.5% and 39.0% of the total net sales for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. Accounts receivable from Sears accounted for approximately 37.2% and 37.5% of gross accounts receivable at May 31, 2006 and 2005, respectively. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The loss of, a substantial decrease in the amount of purchases by or a write-off of any significant receivable due from any of its major customers would have a material adverse effect on the Company's business and financial statements.

Research and Development Costs

Research and product development costs are expensed as incurred. Research and development activities include the design of new products and related enhancements and are performed by both internal and external sources.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of May 31, 2006, the Company has recorded a $52.3 million valuation allowance against the Company’s net deferred tax asset. While changes in the valuation allowance have no effect on the amount of income tax the Company pays or on the Company’s cash flows, the effects on the Company’s reported net income (loss) and stockholder's equity may be viewed by some investors and potential lenders as significant.

Due to the numerous variables associated with the Company’s judgments, assumptions and estimates relating to the valuation of the Company’s deferred tax assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, the Company may change the estimates significantly.

Foreign Operations

Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars and the Euro, and transactions with foreign entities that result in income and expense for the Company are translated at the weighted average rate of exchange during the period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) and were not material in the fiscal years ended May 31, 2006, 2005 and 2004. For the fiscal years ended May 31, 2006, 2005 and 2004, the Company's foreign operations represented less than 15% of the Company's net sales and effects of exchange rate changes did not have a material impact on the Company's net income (loss).

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

Years Ended May 31,
2006	2005	2004

Warranty Reserve:
Balance at beginning of year	$3,627	$2,838	$2,639
Additions:
Charged to costs and expenses	549	789	199
Deductions:
Reduction in reserve	-	-	-

Balance at end of year	$4,176	$3,627	$2,838

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

      The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments.

      11.25% Notes - fair value equals quoted market price.

      Other long-term debt - fair value approximates carrying value due to variable rates associated with this debt.

The carrying amounts and fair values of long-term debt at May 31, 2006 and 2005 were as follows (table in thousands):

2006	2006	2005	2005

Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

11.25% Notes	$153,442	$159,650	$153,263	$118,188
Other Long Term Debt	$125,501	$125,501	$134,240	$134,240

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under the fixed stock option plan.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. As permitted by SFAS No. 148, the Company will continue to account for its stock based compensation according to the provisions of APB No. 25.

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been as follows (table in thousands):

Years Ended May 31,
2006	2005	2004

Net income (loss) as reported	$(49,698)	$(110,025)	$23,389
Less:
Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	-	-	-

Pro forma net income	$(49,698)	$(110,025)	$23,389

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (“SFAS No. 123R”) which replaces SFAS No. 123,“Accounting for Stock-Based Compensation”, supercedes Accounting Principles Board (“APB”) No. 25, "Accounitng for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2007. Based upon the Company's preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period", which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company has adopted this FSP, and it did not have a significant impact on the financial statements.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FSP clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the years ending after December 31, 2005. The Act replaces the extraterritorial income tax incentive with a domestic manufacturing deduction. The adoption of this FSP did not have a significant impact on the financial statements.

In March 2005, the FASB issued Financial Interpretation Number (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has adopted this FIN, and it did not have a significant impact on the financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in fiscal year 2007, and the results of its adoption will not have a significant impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this standard in the second quarter of fiscal 2006, and it did not have a significant impact on the results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 to clarify and define appropriate treatment for hybrid financial instruments. The effective date of this statement is the first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this statement will have a significant impact to the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date of this statement is the first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this statement will have a significant impact to the financial statements.

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. The Company does not believe the adoption of this interpretation will have a significant impact to the financial statements.

Reclassifications

Certain balances of the prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or total assets.

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following (table in thousands):

May 31,
2006	2005

Trade accounts receivable	$135,243	$134,946
Less:
Allowance for doubtful
accounts, advertising discounts
and credit memos	(8,855)	(11,598)

Accounts receivable, net	$126,388	$123,348

4.	INVENTORIES

Inventories, net, consist of the following (table in thousands):

May 31,
2006	2005

Raw materials (parts and supplies)	$33,962	$60,895
Finished goods	117,488	91,798

Total inventories	$151,450	$152,693

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (table in thousands):

Estimated Useful Lives	May 31,
(Years)	2006	2005

Land	-	$2,233	$3,911
Buildings and improvements	up to 31	29,863	40,195
Equipment and tooling	3-7	82,106	84,517

	114,202	128,623
Less:
Accumulated depreciation and amortization	(69,827)	(54,086)

Property and equipment, net	$44,375	$74,537

For the fiscal years ended May 31, 2006, 2005 and 2004, the Company recorded depreciation and amortization expense from fixed assets of $15,468,000, $13,704,000 and $12,698,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following (table in thousands):

May 31, 2006	May 31, 2005

Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$6,519	$-	$6,519	$5,719	$-	$5,719
Trademarks	26,516	(14,860)	11,656	26,516	(12,976)	13,540
License agreements	11,400	(8,430)	2,970	11,400	(5,023)	6,377
Other	23,105	(18,833)	4,272	21,070	(15,011)	6,059

Total	$67,540	$(42,123)	$25,417	$64,705	$(33,010)	$31,695

Amortization expense related to intangible assets for the fiscal years ended May 31, 2006, 2005 and 2004 was $9,113,000, $10,361,000 and $6,601,000, respectively. Estimated amortization expense for years ending after May 31, 2006 is as follows (table in thousands):

Year Ending May 31,

2007	$5,368
2008	3,434
2009	2,142
2010	1,532
2011	1,205
Thereafter	5,217

$18,898

7.	OTHER ASSETS

Other assets, net, consist of the following (table in thousands):

May 31,
2006	2005

Deferred financing costs, net	$11,099	$7,044
Long-term receivables,net	-	410
Long-term portion of trade receivables	42	1,577
Deferred compensation	9,160	8,272
Other	361	887

Other assets, net	$20,662	$18,190

At May 31, 2006 and 2005, deferred financing costs are net of accumulated amortization of $2,651,000 and $3,418,000, respectively.

As of May 31, 2006 and 2005, long-term receivables consisted of receivables whose collection were not considered to be current because the customer was in bankruptcy and whose carrying values had been written down to net realizable value. At May 31, 2006 and 2005 there were no allowance for doubtful accounts on long-term receivables.

As of May 31, 2006, the long-term portion of trade receivables consists of the long-term portion of receivables from Direct Response sales. The allowance for doubtful accounts related to the long-term portion of these receivables is not significant.

8.	LONG-TERM DEBT

Long-term debt consists of the following (table in thousands):

May 31,
2006	2005

2002 Revolver	$-	$122,770
Revolver China	-	11,470
2005 Revolver	85,501	-
Junior Term loan	40,000	-
11.25% Senior Subordinated Notes,
face amount $155,000, net of
unamortized discount of $1,558
and $1,737 at May 31, 2006 and 2005	153,442	153,263

	278,943	287,503
Less current portion	(125,501)	(134,240)

Long-Term Debt	$153,442	$153,263

Liquidity

The Company incurred a net loss and positive operating cash flows during fiscal 2006. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The Company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

The Company believes that its existing cash and credit facilities at May 31, 2006 are adequate to fund its operations through May 31, 2007. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements through May 31, 2007.

However, demand for the Company’s products and timing of cost reductions are difficult to project. The Company is continuing to evaluate its current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on the Company’s business, and the Company would be required to curtail capital spending, further reduce expenses and otherwise modify its planned operations.

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

The New Credit Agreement and Junior Term Loan contain a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a fixed charge coverage ratio. At May 31, 2006, the Company was in compliance with all of its debt covenants.

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

Subsequent to the fiscal year ended May 31, 2006, the Company amended its New Credit Agreement and Junior Term Loan agreement to include losses associated with the discontinued operations from the Retail Stores as a component of the EBITDA calculation. The Amendment indicates a fiscal 2006 limit of inclusion to EBITDA of $18.5 million. Additionally, the amendment temporarily increases the permissible intercompany loan balances with foreign subsidiaries.

China Revolver

During fiscal 2005, the Foreign Subsidiary (Note 13) entered into a credit agreement with the Bank of China. The total sum of the facility was 150.0 million RMB (the Chinese unit of currency) or approximately $17.3 million as of May 31, 2005. The term of the facility was from April 19, 2005 to April 18, 2006. The Foreign Subsidiary also entered into an agreement with Xiamen International Bank. The terms of the agreement included a revolver of $13.0 million or the equivalent RMB. The term of the facility was from April 9, 2005 to April 8, 2006.

As of May 31, 2005 the Foreign Subsidiary had $11.5 million borrowings outstanding on the Bank of China credit facility and no borrowings outstanding on the Xiamen International Bank credit facility. As of May 31, 2006, the Company had sold its interest in the Foreign Subsidiary.

11.25% Senior Subordinated Notes

The 11.25% Notes are due April 2012. The 11.25% Notes were issued with a face principal amount of $155 million at a price of 98.589%. Interest is due January 1 and July 1 of each year, beginning on July 1, 2003. The 11.25% Notes are redeemable for a premium of between 1% and 5.625% anytime after April 2007, as outlined in the indenture. Up to 35% of the 11.25% Notes can be redeemed prior to April 1, 2005 at an 11.25% premium. The 11.25% Notes are guaranteed on an unsecured, senior subordinated basis by the Company's existing and future domestic subsidiaries.

The 11.25% Notes contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, enter into mergers or consolidations or sell all, or substantially all, of their assets.

The table below reflects the scheduled principal payment terms of the Company's long-term debt (table in thousands):

Year Ending May 31,

2007	$-
2008	125,501
2009	-
2010	-
2011	-
Thereafter	155,000

280,501
Unamortized debt discount	(1,558)

$278,943

9.	STOCKHOLDER'S EQUITY

The Company has 3,000 shares of $.01 par value common stock authorized and 1,000 shares issued and outstanding.

During the fiscal year ended May 31, 2000, the Company established a new Junior Management stock option plan (the "Plan") and issued 333,300 options to purchase common stock of HF Holdings with an exercise price of $5.83 to members of the Plan. These options have a ten-year life, 25% vested immediately and the balance vests in 25% increments on each anniversary of the grant date. The following table summarizes activity under the Plan for the fiscal years ended May 31, 2006, 2005 and 2004:

Year Ended May 31,

2006	2005	2004

Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	333,300	$5.83	333,300	$5.83	333,300	$5.83
Granted	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding at end of year	333,300	$5.83	333,300	$5.83	333,300	$5.83

Exercisable options at end of year	333,300	333,300	333,300

Weighted average fair market value of options granted during year	-	-	-

The following table summarizes information about stock options outstanding at May 31, 2006:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.83	333,300	3.3	$5.83	333,300	$5.83

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate of 6.00%; (2) expected life of five years; (3) dividend yield of zero and (4) a volatility of zero.

10.	INCOME TAXES

The provision for income taxes consists of the following (table in thousands):

Year Ended May 31,

2006	2005	2004

Current:
Federal	$3,823	$(18,376)	$9,086
State	328	(1,575)	779
Foreign	2,531	2,585	2,678

Total current	6,682	(17,366)	12,543

Deferred:
Federal	(3,661)	9,175	2,450
State	(314)	786	210
Foreign	(165)	415	739

Total deferred	(4,140)	10,376	3,399

Total provision for (benefit from) income tax	$2,542	$(6,990)	$15,942

The components of the Company's income before income taxes are as follows (table in thousands):

Year Ended May 31,

2006	2005	2004

Domestic	$(9,701)	$(62,720)	$42,389
Foreign	(6,178)	3,277	6,422

$(15,879)	$(59,443)	$48,811

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

Year Ended May 31,

2006	2005	2004

Statutory federal income tax rate	35%	35%	35%
State tax provision	3	3	3
Foreign income taxes	(3)	(2)	9
Foreign tax credit	(8)	(4)	(9)
Valuation allowance	(33)	(26)	-
Other	-	-	2

Provision for (benefit from) income taxes	(6)%	6%	40%

At May 31, 2006 and 2005, the net deferred tax asset consists of the following (table in thousands):

May 31,
2006	2005

Deferred tax assets:
Foreign net operating loss carryforwards	$11,021	$11,336
Expenses capitalized for income tax purposes	8,561	9,520
Reserves and allowances	4,869	6,698
Discontinued operations	10,823	6,222
Foreign tax credit carryforwards	6,226	4,638
Domestic, net operating loss carryforwards	13,850	3,302
Deferred compensation plan	3,085	2,924
Uniform capitalization of inventory	1,704	1,660
Other	2,373	2,667

Total deferred tax assets:	62,512	48,967

Deferred tax liabilities:
Property and equipment	3,473	4,778
Other	6,694	2,275

Total deferred tax liabilities:	10,167	7,053

Valuation allowance	(52,250)	(41,654)

Net deferred tax asset	$95	$260

The Company calculates income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of May 31, 2006, the Company has recorded a $52.3 million valuation allowance against the Company’s net deferred tax asset. During the year ended May 31, 2006 the Company increased its valuation allowance by $10.6 million. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided.

Due to the numerous variables associated with the Company’s judgments, assumptions and estimates relating to the valuation of the Company’s deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, the Company may change the Company’s estimates significantly.

11.	DISCONTINUED OPERATIONS

NordicTrack Retail Locations

During the fourth quarter of fiscal 2006, management determined that the Company’s NordicTrack Retail Locations (“Retail Locations”) would discontinue operating in the marketing and distribution of the Company’s products through retail locations throughout the United States. The Retail Locations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The results of operations for the Retail Locations have been classified as a loss from discontinued operations. The loss from operations for the Retail Locations was $19.2 million, $6.9 million and $4.5 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

In conjunction with the discontinuance of the Retail Locations, the Company performed an evaluation of its long-lived assets at the date of declaration pursuant to Statement of Financial Accounting Standards (“SFAS’) No. 144, “Accounting for the Impairment of Long-Lived Assets” and determined that certain of the fixed assets were subject to impairment loss of approximately $2.0 million in the fiscal year ended May 31, 2006.

The following is a summary of the Company’s discontinued operations as of May 31, 2006 and 2005 and the comparative operating information for the fiscal years ended May 31, 2006, 2005 and 2004 (table in thousands):

For the Year Ended May 31,

2006	2005	2004

Gross profit	$15,112	$18,346	$22,847
Selling expenses	(20,438)	(21,587)	(23,035)
General and administrative	(1,456)	(3,634)	(4,323)
Impairment loss	(1,973)	-	-
Loss on inventory	(1,050)	-	-
Loss on leasing arrangements	(8,000)	-	-
Other	(1,363)	-	-
Income tax benefit	-	-	1,714

$(19,168)	$(6,875)	$(2,797)

The assets and liabilities of the discontinued operations consisted of the following (table in thousands):

As of May 31,
2006	2005

ASSETS
Current assets:
Cash	$121	$362
Trade accounts receivable	531	108
Assets held for sale:
Inventory	3,495	5,889
Property plant and equipment	-	2,793
Other	-	1,100

Total assets of discontinued
operations	$4,147	$10,252

LIABILITIES
Current liabilities:
Trade accounts payable	$506	$1,554
Accrued liabilities	9,709	892

Total liabilities of discontinued
operations	$10,215	$2,446

Outdoor Recreational Equipment

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The results of operations for fiscal 2006 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $12.1 million, $51.1 million and $3.1 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company's JumpKing subsidiary to an unrelated third party (the “Buyer”) . The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to the Buyer over a period of three years. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to the Company calculated as 1.5% of the gross selling price for the spa business products sold by the Buyer over the three-year licensing period.

In conjunction with the discontinuance of the Outdoor Recreational Equipment Operations, the Company performed an evaluation of its long-lived assets at the date of sale pursuant to SFAS 144 and determined that certain of the manufacturing fixed assets were subject to an impairment loss of approximately $0.0 million in the fiscal year ended May 31, 2006 and $0.2 million in the fiscal year ended May 31, 2005.

The following is a summary of the Company's discontinued operations as of May 31, 2006 and 2005 and the comparative operating information for the fiscal years ended May 31, 2006, 2005 and 2004 (table in thousands):

For the Year Ended May 31,

2006	2005	2004

Gross profit	$(11,071)	$(9,307)	$20,039
Selling expenses	(3,627)	(20,974)	(16,725)
Research and development	-	(588)	(1,141)
General and administrative	(3,161)	(7,272)	(7,142)
Impariment loss	(968)	(166)	-
Loss on inventory	6,060	(9,202)	-
Loss on lease	658	(3,551)	-
Income tax benefit	-	-	1,888

$(12,109)	$(51,060)	$(3,081)

The assets and liabilities of the discontinued operations consisted of the following (table in thousands):

As of May 31,
2006	2005

ASSETS
Current assets:
Trade accounts receivable	$-	$5,179
Assets held for sale:
Inventory	-	3,282
Property plant and equipment	-	1,081

Total assets of discontinued
operations	$-	$9,542

LIABILITIES
Current liabilities:
Trade accounts payable	$-	$1987
Accrued liabilities	3,407	6,486
Reserves	1,638	2,418

Total liabilities of discontinued
operations	$5,045	$10,891

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW

The following table illustrates the cash paid during the period for listed items (table in thousands):

Year Ended May 31,

2006	2005	2004

Interest	$30,567	$27,801	$24,990
Income taxes, net	$34	$11	$9,381

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

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

Year Ending May 31,

2007	$10,065
2008	6,889
2009	4,963
2010	3,489
2011	2,022
Thereafter	8,208

$35,636

Rental expense under noncancellable operating leases was approximately $12,951,000, $25,050,000 and $25,294,000 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Capital Leases

The Company also has capital leases, primarily for computers and information technology related equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under capital leases consist of the following (table in thousands):

Year Ending May 31,

2007	$508
2008	317
2009	66
2010	-
2011	-
Thereafter	-

$891

Rental expense under capital leases was approximately $471,000, $190,000 and $0 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.

Environmental issues

The Company's operations are subject to federal, state and local health, safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. As of August 29, 2006, the Company was unaware of any environmental, health or safety violations.

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

The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position. At May 31, 2006 and 2005, the Company has accrued $5,197,000 and $5,914,000, respectively, for known product liability claims and for claims incurred but not reported.

Other Litigation

On August 30, 2002, the Company filed suit against the Nautilus Group, Inc. (“Nautilus”) in the United States District Court in Utah (the "Court") claiming false advertising and trademark infringement. On November 15, 2005, a jury sided for the Company on both claims and awarded the Company $7.8 million. On March 23, 2006 the judge ruled in a memorandum decision and upheld the jury's finding that Nautilus had committed trademark infringment and engaged in false advertising and false marketing. On April 3, 2006, the judge ruled in a memorandum decision and upheld the jury's award of approximately $7.8 million. Nautilus subsequently appealed the Court's decision to the Federal Circuit Court of Appeals. As of the date of this filing, the Company has not booked any amounts associated with this judgment pending Nautilus' right of appeal.

On December 3, 2002, Nautilus filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that it infringed Nautilus’ Bowflex patents and trademarks. In May 2005, the Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the Court’s decision to the Federal Circuit Court of Appeals (the "Circuit Court"). On August 16, 2006, the Circuit Court affirmed the Court's decision. The trademark case is set for trial in the fall of 2006. The Company is currently vigorously defending the trademark case through its counsel; however, it is not possible to quantify with any certainty the extent of any potential liability.

As of May 31, 2006, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position or liquidity.

On November 18, 2005, Cybergym Research, LLC (“Cybergym”) filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that the Company’s iFit® technology infringes on patents held by Cybergym, and seeks preliminary and permanent injunctive relief and damages in unspecified amounts. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

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

Retirement Plans

All employees who have met minimum age and service requirements are eligible to participate in the 401(k) savings plan. Company contributions to the plan for the fiscal years ended May 31, 2006, 2005 and 2004 were $686,923, $750,421 and $731,878, respectively.

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

An offsetting deferred compensation liability, which equals the total value of the trust at May 31, 2006, 2005 and 2004 of $8,119,025, $6,241,000 and $6,723,000, respectively, and which is recorded within other liabilities in the Company's consolidated balance sheet, reflects amounts due to employees who contributed to the plan. The Company's contributions to the deferred compensation plan for the fiscal years ended May 31, 2006, 2005 and 2004 were $53,118, $148,000 and $2,355,000, respectively.

Employment Agreements

In May 2003, the Company renegotiated the September 27, 1999 employment agreements ("second amendment") with each of the then Chairman and Chief Executive Officer and the then President and Chief Operating Officer. The second amendment extends these agreements to September 27, 2005. The employment agreements provide for the continued employment of the then Chairman and Chief Executive Officer with an increase in base salary from $525,000 to $625,000, and President and the then Chief Operating Officer with an increase in base salary from $475,000 to $575,000. Except as set forth below, in all other material respects the agreements are substantially identical to the September 1999 agreement.

The second amendment provides for a one-time retention bonus for each of the then Chairman and Chief Executive Officer and the then President and Chief Operating Officer of $300,000. Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 1.50% for the then Chairman and Chief Executive Officer and 1.32% for the then President and Chief Operating Officer. The executives will not be entitled to a bonus, however, unless the Company's profits exceed 5.5% of net sales.

The Company may terminate each executive's employment (1) for cause as provided in each agreement, (2) upon six months' disability or (3) without cause. Each executive may similarly terminate his employment immediately for cause as provided in his employment agreement; upon three months notice to perform full-time church service or for any reason upon six months' notice.

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

In May 2004, the Company negotiated a employment agreement with David J. Watterson. The employment agreement provides for the continued employment of Mr. Watterson at a base salary of $500,000. Mr. Watterson is entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 0.63%. The Company may terminate Mr. Watterson's employment (1) for cause as provided in each agreement, (2) upon six months' disability or (3) without cause. Mr. Watterson may similarly terminate his employment immediately for cause as provided in his employment agreement at any time.

China Business Venture

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and the remaining amount in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. The Company“s equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of the Company. The Company recorded purchases from this vendor of approximately $47.0 million and $79.3 million during the fiscal years ended May 31, 2006 and 2005, respectively.

On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire the Company's 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and the Company recognized a gain of $0.8 on the sale of its interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. The Company believes that it will have access to this vendor’s capacity and will use it as well as other third party offshore vendors to meet its current and future manufacturing needs. As a result of the Company's controlling interest in the Foreign Subsidiary for the fiscal years ended May 31, 2005 and 2004, the Company's investment interest has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

14.	RELATED PARTY TRANSACTIONS

Management Fees

The Company has an agreement with major stockholders of HF Holdings who provide management and advisory services to the Company. Total annual fees due under this agreement are $800,000, for the fiscal years ended May 31, 2006, 2005 and 2004. The Company recorded management fee expense of $800,000 each year. If the Company enters into any acquisition transaction involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction to these stockholders. In addition, in the event of a Liquidity Event (as defined in the Stockholder's Agreement), the Company will pay a fee in an amount which will approximate 1% of the purchase price of the transaction to another major stockholder.

Receivable From Parent

As part of the September 1999 Restructuring, HF Holdings loaned to senior management an aggregate of $2.2 million against non-recourse notes with a maturity of 10 years. HF Holdings used funds advanced from the Company to make the loans. The notes bear interest at a rate equal to that of the New Credit Facilities, payable in cash until the first date as of which the cumulative net taxable income of the Company arising on or after the date of consummation of the September 1999 Restructuring exceeds zero. As of May 31, 2006 and 2005, these notes are non-interest bearing. The notes may be accelerated upon specified defaults and liquidity events, and are collateralized by shares of HF Holdings common stock.

15.	GEOGRAPHIC SEGMENT INFORMATION

Based on the Company's method of internal reporting, the Company operates and reports as a single industry segment, which is, development, manufacturing and distribution of home fitness equipment.

Revenue and long-lived asset information by geographic area as of and for the fiscal years ended May 31 is as follows (table in thousands):

Revenue for the year ended May 31,	Long-lived assets (net) as of May 31,

2006	2005	2004	2006	2005

United States	$739,314	$750,102	$854,288	$40,663	$42,856
Foreign	112,917	120,902	106,847	3,712	31,681

Total	$852,231	$871,004	$961,135	$44,375	$74,537

Foreign revenue is based on the country in which the sales originate (i.e. where the legal subsidiary is domiciled). Revenue from no single foreign country was material to the consolidated revenues of the Company.

16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's subsidiaries JumpKing, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and FreeMotion Fitness, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of May 31, 2006 and 2005 and condensed consolidating statements of operations and cash flows for each of the years in the three year period ended May 31, 2006.

2.	The Company's combined Subsidiary Guarantors and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet May 31, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$(2,401)	$896	$1,768	$-	$263
Accounts receivable, net	114,283	23,467	19,287	(30,649)	126,388
Inventories, net	115,823	25,135	11,459	(967)	151,450
Deferred income taxes	-	-	-	-	-
Income tax receivable	2,096	-	-	-	2,096
Other current assets	3,127	807	1,925	-	5,859
Current assets of discontinued operations	-	4,147	-	-	4,147

Total current assets	232,928	54,452	34,439	(31,616)	290,203

Property and equipment, net	38,963	4,461	951	-	44,375
Receivable from affiliates	97,249	72,319	-	(169,568)	-
Goodwill and intangible assets, net	18,144	6,519	754	-	25,417
Deferred income taxes	-	95	-	-	95
Investment in subsidiaries	(27,103)	-	-	27,103	-
Other assets, net	20,260	42	360	-	20,662

Total assets	$380,441	$137,888	$36,504	$(174,081)	$380,752

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$125,501	$-	$-	$-	$125,501
Accounts payable	84,046	7,286	43,317	(31,657)	102,992
Accrued expenses	17,182	14,351	4,278	-	35,811
Accrued income taxes	26	290	122	-	438
Interest payable	8,021	-	-	-	8,021
Current liabilities of discontinued operations	-	15,260	-	-	15,260

Total current liabilities	234,776	37,187	47,717	(31,657)	288,023

Long-term debt	153,442	-	-	-	153,442
Other liabilities	8,119	13,032	131	-	21,282
Payable to affiliates	66,099	76,683	25,778	(168,560)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(293,587)	(37,794)	(40,996)	78,790	(293,587)
Accumulated other comprehensive
income (loss)	9,637	11,521	(1,607)	(9,914)	9,637

Total stockholder's equity (deficit)	(81,995)	10,986	(37,122)	26,136	(81,995)

Total liabilities & stockholder's
equity (deficit)	$380,441	$137,888	$36,504	$(174,081)	$380,752

Supplemental Condensed Consolidating Balance Sheet May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$793	$1,985	$2,256	$-	$5,034
Accounts receivable, net	105,071	30,260	14,662	(26,645)	123,348
Inventories, net	115,495	26,595	11,547	(944)	152,693
Deferred income taxes	-	-	177	-	177
Income tax receivable	25,610	-	-	-	25,610
Other current assets	1,600	4,151	3,7,65	-	9,516
Current assets of discontinued
operations	2,858	16,936	-	-	19,794

Total current assets	251,427	79,927	32,407	(27,589)	336,172

Property & equipment, net	41,127	32,201	1,209	-	74,537
Receivable from affiliates	132,135	71,199	-	(203,334)	-
Goodwill and intangible assets, net	24,441	6,280	974	-	31,695
Deferred income taxes	-	83	-	-	83
Investment in subsidiaries	1,157	-	-	(1,157)	-
Other assets, net	15,736	1,577	877	-	18,190

Total assets	$466,023	$191,267	$35,467	$(232,080)	$460,677

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$122,769	$11,471	$-	$-	$134,240
Accounts payable	119,674	12,843	36,017	(26,645)	141,889
Accrued liabilities	15,382	8,650	3,110	-	27,142
Accrued income taxes	15,517	(15,496)	-	-	21
Interest payable	7,576	-	-	-	7,576
Current liabilities of discontinued
operations	-	13,337	-	-	13,337

Total current liabilities	280,918	30,805	39,127	(26,645)	324,205

Long-term debt	153,262	1	-	-	153,263
Other long-term liabilities	7,695	9,676	-	-	17,371
Payable to affiliates	63,447	115,452	24,435	(203,334)	-

Minority interest	-	-	-	5,137	5,137

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(243,889)	(22,328)	(30,827)	53,155	(243,889)
Accumulated other comprehensive
income (loss)	2,635)	4,902	(2,749)	2,153	2,635

Total stockholder's equity (deficit)	(39,299)	35,333	(28,095)	(7,238)	(39,299)

Total liabilities &
stockholder's equity	$466,023	$191,267	$35,467	$(232,080)	$460,677

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$623,896	$164,256	$64,079	$-	$852,231
Cost of sales	478,399	96,804	49,632	23	624,858

Gross profit	145,497	67,452	14,447	(23)	227,373
Total operating expenses	134,128	52,986	21,667	-	208,781

Income (loss) from operations	11,369	14,466	(7,220)	(23)	18,592
Interest expense	28,877	(92)	2,227	-	31,012
Amortization of deferred
financing fees	1,780	-	-	-	1,780
Loss on extinguishment of debt	1,679	-	-	-	1,679
Equity in earnings
of subsidiaries	26,819	-	-	(26,819)	-

Income (loss) before income taxes	(47,786)	14,558	(9,447)	26,796	(15,879)
Provision for income taxes	11	1,810	721	-	2,542

Income (loss) from continuing operations	(47,797)	12,748	(10,168)	26,796	(18,421)
Income (loss) from discontinued
operations	(1,901)	(29,376)	-	-	(31,277)

Net income (loss)	$(49,698)	$(16,628)	$(10,168)	$26,796	$(49,698)

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$625,843	$171,325	$73,836	$-	$871,004
Cost of sales	508,682	99,725	48,002	238	656,647

Gross profit	117,161	71,600	25,834	(238)	214,357
Total operating expenses	143,480	74,201	27,178	-	244,859

Income (loss) from operations	(26,319)	(2,601)	(1,344)	(238)	(30,502)
Interest expense	25,771	(26)	2,088	-	27,833
Amortization of deferred
financing fees	1,108	-	-	-	1,108
Equity in earnings
of subsidiaries	46,364	-	-	(46,364)	-

Income (loss) before income taxes	(99,562)	(2,575)	(3,432)	46,126	(59,443)
Provision (benefit) for income taxes	6,929	(14,354)	435	-	(6,990)

Income (loss) before minority interest	(106,491)	11,779	(3,867)	46,126	(52,453)
Minority interest in net loss of
consolidated subsidiary	-	-	-	363	363

Income (loss) from continuing operations	(106,491)	11,779	(3,867)	46,489	(52,090)
Income (loss) from discontinued
operations, net of tax	(3,534)	(54,401)	-	-	(57,935)

Net income (loss)	$(110,025)	$(42,622)	$(3,867)	$46,489	$(110,025)

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$701,128	$190,401	$69,606	$-	$961,135
Cost of sales	523,976	90,121	44,536	149	658,782

Gross profit	177,152	100,280	25,070	(149)	302,353
Total operating expenses	126,294	76,398	24,928	-	227,620

Income (loss) from operations	50,858	23,882	142	(149)	74,733
Interest expense	22,950	88	2,012	-	25,050
Amortization of deferred
financing fees	872	-	-	-	872
Equity in earnings
of subsidiaries	(6,472)	-	-	6,472	-

Income (loss) before income taxes	33,508	23,794	(1,870)	(6,621)	48,811
Provision for income taxes	10,119	8,813	612	-	19,544

Income (loss) from continuing operations	23,389	14,981	(2,482)	(6,621)	29,267
Income (loss) from discontinued
operations,net of tax	-	(5,878)	-	-	(5,878)

Net income (loss)	$23,389	$9,103	$(2,482)	$(6,621)	$23,389

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(20,840)	$28,373	$(3,422)	$-	$4,111

Investing Activities:
Net cash used in investing activities	(13,889)	(1,253)	(254)	-	(15,396)

Financing Activities:
Borrowings on revolving credit
facility, net	(37,269)	-	-	-	(37,269)
Proceeds from junior term loan	40,000	-	-	-	40,000
Payment of fees-debt	(7,511)	-	-	-	(7,511)
Other	37,539	(38,882)	1,343	-	-

Net cash provided by (used in)
financing activities	32,759	(38,882)	1,343	-	(4,780)

Effect of exchange rates on cash	(1,224)	10,674	1,844	-	11,294

Net increase (decrease) in cash	(3,194)	(1,088)	(489)	-	(4,771)
Cash, beginning of period	793	1,984	2,257	-	5,034

Cash, end of period	$(2,401)	$896	$1,768	$-	$263

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$9,899	$28,355	$(694)	$-	$37,560

Investing Activities:
Net cash used in investing activities	(18,022)	(23,505)	(574)	-	(42,101)

Financing Activities:
Borrowings on revolving credit
facility, net	641	11,462	-	-	12,103
Payments on term notes	(13,750)	-	-	-	(13,750)
Payment of fees-debt	(852)	-	-	-	(852)
Minority interest	(5,000)	7,000	-	-	2,000
Other	26,939	(28,695)	1,756	-	-

Net cash provided by (used in)
financing activities	7,978	(10,233)	1,756	-	(499)

Effect of exchange rates on cash	(308)	5,434	343	-	5,469

Net increase (decrease) in cash	(453)	51	831	-	429
Cash, beginning of period	1,246	1,933	1,426	-	4,605

Cash, end of period	$793	$1,984	$2,257	$-	$5,034

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(3,509)	$(2,710)	$(667)	$-	$(6,886)

Investing Activities:
Net cash used in investing activities	(28,023)	(11,786)	(320)	-	(40,129)

Financing Activities:
Borrowings on revolving credit
facility, net	49,566	(7)	-	-	49,559
Payments on term notes	(5,000)	-	-	-	(5,000)
Payment of fees-debt	(34)	-	-	-	(34)
Minority interest	(5,000)	8,500	-	-	3,500
Other	(7,455)	6,126	1,329	-	-

Net cash provided by (used in)
financing activities	32,077	14,619	1,329	-	48,025

Effect of exchange rates on cash	(240)	(152)	(240)	-	(632)

Net increase (decrease) in cash	305	(29)	102	-	378
Cash, beginning of period	941	1,962	1,324	-	4,227

Cash, end of period	$1,246	$2,933	$1,426	$-	$4,605

SCHEDULE II

Valuation and qualifying accounts for the three years ended May 31, (in thousands):

Year Ended May 31,

2006	2005	2004

Trade accounts receivable-allowance
for doubtful accounts, advertising
discounts and credit memos:

Balance at beginning of year	$11,598	$9,299	$8,394
Additions:
Charged to costs and expenses
Allowance for doubtful accounts	2,225	9,920	6,462
Credit memos	99	106	116
Discounts and advertising	34,529	51,069	49,258
Deductions:
Accounts charged off
Allowance for doubtful accounts	(5,204)	(8,419)	(6,932)
Credit memos	(28)	(646)	(55)
Advertising	(34,364)	(49,731)	(47,944)

Balance at end of year	$8,855	$11,598	$9,299

Year Ended May 31,

2006	2005	2004

Inventory reserve:
Balance at beginning of year	$3,376	$3,042	$3,900
Additions:
Charged to costs and expenses	513	334	-
Deductions:
Reduction in reserve	-	-	(858)

Balance at end of year	$3,889	$3,376	$3,042

Year Ended May 31,

2006	2005	2004

Product liability reserve:
Balance at beginning of year	$5,914	$5,064	$5,075
Additions:
Additions to reserve	3,268	5,407	3,414
Deductions:
Paid claims	(3,985)	(4,557)	(3,425)

Balance at end of year	$5,197	$5,914	$5,064

CERTIFICATION

I, David J. Watterson, certify that:

1.	I have reviewed this annual report of ICON Health & Fitness, Inc.;

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 29, 2006	/s/ David J. Watterson

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 29, 2006	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)